Form 10-K
period 1995-06-30
VEREX LABORATORIES INC/CO
filed 1995-10-02
CIK 716861

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-K

                            ANNUAL REPORT
                 PURSUANT TO SECTION 13 or 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended    June 30, 1995        or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from       _____________   to   ____________


Commission file number   0-11232


                           VEREX LABORATORIES, INC.
       (Exact name of Registrant as specified in its charter)


           Colorado                                       84-0850695
(State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                    Identification No.)


Bldg. D, Suite 100, 14 Inverness Dr. East, Englewood, CO            80112
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:      (303) 799-4499

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class           Name of each exchange on
                                           which registered

                None                                 None


Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock - No Par Value
                               (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X      No

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 12, 1994 was approximately $6,245,000.

     The number of shares outstanding of the Registrant's no par value common stock as of September 12, 1995, was 2,048,558 shares.

                                PART I

ITEM 1.  BUSINESS

Background

     The Company was organized under the laws of the State of Colorado on September 29, 1980. The Company is in the business of acquiring, developing and marketing pharmaceutical and health care products. The Company obtains formulae and patents when available, selects trademarks, designs product packages and promotes and markets, through licensing agreements, pharmaceutical and health care products. The Company has two subsidiaries, Bear Laboratories, Inc., incorporated in April 1991 for the purpose of exploiting VERIN a drug formulation developed by the Company, and The Colorado Nut Company, a distributor of snack items, acquired during fiscal 1992.


     During its initial years, the Company was principally involved in marketing and licensing efforts with respect to its first constant release rate products, an aspirin tablet with the trade name Verin and an appetite control tablet with the trade name
Help . Direct Company sales of these products were limited since the Company had limited resources to promote these products. Efforts to obtain a licensing agreement with a substantial marketing commitment were unsuccessful.

Going Concern Opinion

     The Company's auditors have issued a report on August 28, 1995 stating, in effect, that there is substantial doubt as to the Company's ability to continue as a going concern. See Financial
Statements.

Birklea, Ltd.

     On January 6, 1993, the Company entered into a Stock purchase Agreement (Agreement) with Birklea, Ltd., 28 Hardcourt Street, Dublin 2, Republic of Ireland whereby Company sold 660,000 shares of its restricted common stock to Birklea, Ltd. for $550,000. The $550,000 was to be expended by the Company as agreed by Birklea, Ltd. and the Company's President. The newly issued shares represented 37% of the Company's outstanding common stock after issuance thereof. Subsequent purchases of common stock have increased Birklea, Ltd.'s holdings to 745,106 which represents approximately 36% of the outstanding shares of Common Stock of the Company.

     The Agreement provided that Birklea, Ltd. had the right to designate one director on management's slate of directors at the next annual meeting of shareholders. Mark Banister of Westerham,

Kent, England was designated by Birklea, Ltd. and at a meeting of shareholders on May 4, 1993, was elected a director.

     The Agreement also provided that Birklea, Ltd. has an option through September 1, 1994 to acquire for $2,400,000 such additional shares of common stock of the Company at a price per share to be determined as will permit Birklea, Ltd. to hold 60% of the issued and outstanding common stock of the Company. This option has been extended on October 1, 1995 and may be extended beyond that date. Birklea, Ltd. had an additional option through September 1, 1995 to purchase common stock of the Company at $30.00 per share in such quantity as would permit in Birklea, Ltd. to acquire an additional 5% of the issued and outstanding common stock of the Company. This option has expired.

Credit Arrangements - Birklea, Ltd.

     Effective November 30, 1993, the Company entered into a Credit Agreement with Birklea, Ltd., a major shareholder of the Company, whereby Birklea, Ltd. agreed to use its best efforts to provide up to $10,000,000 in financing to the Company. Advances under the arrangement bear interest at prime rate set by Morgan Guaranty Bank, New York. The convertible promissory note thereunder is secured by the Company's right, title and interest in patent applications, patents, tradenames, know-how and trade secrets relating to existing and future drug formulations relating to the drug commonly known as AZT. At June 30, 1995, the balance on this note was $1,667,000. Principal is payable July 15, 1996. Interest is accruing at 9% per annum and was $215,000 at June 30, 1995.

     The convertible promissory note grants Birklea, Ltd. the option to convert the balance due under such note to common stock of the Company on the same terms that Birklea, Ltd. may purchase common stock of the Company under the Stock Purchase Agreement of January 6, 1993 between the Company and Birklea, Ltd. See above.

Agreement With Burroughs Wellcome Co.

     On November 30, 1994 the Company entered into an agreement with Burroughs Wellcome Co. (Wellcome) of Research Triangle Park, N.C. whereby the Company, for a $1,200,000 payment, granted Wellcome an option to obtain an exclusive worldwide license to a controlled release rate formulation of zidovudine (AZT), developed by the Company under the name AZTEC . Under the agreement Wellcome has the right to obtain all research and testing results on AZTEC From the Company and cooperation in connection with review of such information. In addition, Wellcome has the right of first refusal to acquire a license to make, have made, use, sell and sublicense AZTEC .

     AZTEC has been studied in clinical trials at fifteen sites in the United States involved in the treatment of persons diagnosed as having AIDS or being HIV positive. The trials are coordinated and directed by Alan S. Hollister, M.D. Ph.D. University of Colorado Health Sciences Center. The funds obtained from Wellcome have been partially applied toward costs of these trials.

Licensing Activities

     The Company has licensing agreements with several foreign-based pharmaceutical companies covering the Company's patented constant-release rate formulation of VEREXAMIL , as well as its proprietary once daily delivery system for diltiazem, drugs used in the treatment of heart disease and hypertension. These agreements provide the licensee the exclusive right to manufacture and market the formulations in a certain geographical area for a specified period of time subject to the licensee maintaining high quality of material and workmanship for the product and require an initial licensing fee payable to the Company and a royalty to the Company based on product sales or other arrangements.

     The Company has not licensed its technology relating to other sustained release prescription drugs. Licenses provide for the Company to obtain health registration for the products as well as manufacturing the finished dosage form.

     The following table summarizes licensing agreements in existence at June 30, 1995:

Licensee and
Year of License               Territory           Drug

Sanofi GmbH                   W. Germany          Verapamil
(Formerly Labaz GmbH)
(1985)

Laevosan                      Austria             Verapamil
(1987 & 1988)
Approved 8/93

Trimel Life Sciences          Canada              Verapamil
(Formerly Galen
 Pharma, Inc.)
(1988)

Trima Pharmaceutical          Israel              Verapamil,
(1993)                                            Diltiazem

Trimel Life Sciences          Canada and          Nifedipine,
(Formerly Galen               United States       Naproxen,
 Pharma, Inc.)                                    Indomethacin
(1988)

Trimel Pharmaceutical         Israel              Verapamil,
(1992)                                            Diltiazem

Productos BiotyLDA            Portugal            Verapamil
(1988)

     Royalties on the foregoing licensing agreements range from 5% to 7.5% of invoice sales and there is no minimum sales requirements pursuant to the agreements. Revenues from initial licensing fees for the fiscal years ended June 30, 1995, 1994 and 1993 were $-0-, $-0- and $20,000, respectively.

     The Company intends to continue to pursue licensing arrangements with respect to marketing and/or developing its drug formulations and compounds. No such arrangements were entered into during fiscal 1995, primarily due to research and clinical trials on AZTEC .

AZT Formulation

     The Company has developed a unique controlled release rate formulation of zidovudine (AZT), the primary drug used in the treatment of persons diagnosed as having Acquired Immunodeficiency Syndrome (AIDS) or being HIV positive. The trademark name AZTEC has been registered with the United States Patent and Trademark Offices and a patent has been filed with authorities in the U.S. and Europe. The Company's formulation has been the subject of a clinical study at the University of Colorado Health Science Center which concluded that the AZTEC formulation had fewer adverse side effects, produces longer duration blood level curves, and higher intercellular phosphorated AZT levels than the currently used AZT drug (Retrovir ). Further, AZTEC is administered twice daily compared to 5-6 a day dosages of Retrovir . During the fiscal year ended June 30, 1995 clinical trials of AZTEC were conducted at fifteen sites in the United States at a cost of approximately $635,000. The Company has been dependent upon Birklea, Ltd. and Wellcome (see Agreement With Burroughs Wellcome Co. above) for funding for such trials. These trials are not completed and it is expected that an additional $200,000 to $300,000 will be required to complete them. The Company is currently attempting to locate funding to complete the trials and there is no assurance that such can be located. It is estimated that the trials are 90% complete.

Nanospheres

     The Company has developed (patent pending) a drug delivery system that will enable oral administration of many drugs of macromolecule size, particularly proteins, polypeptides and polysaccharides, which have low or no bioavailability when given orally. This technology involves the use of nanospheres which are loaded with active drug. These nanospheres are biodegraded over several days in the body and the active drug is released slowly. So far, Verex researchers have been successful in developing heparin nanospheres that, when given to animals as a single dose, produced therapeutic levels for seven days. An article has been published on this process, and patents and trademarks have been filed.

Amantex

     This is an antiviral compound, delivered in a controlled release formulation, for the treatment of recurrent herpetic lesions. The Company has received a trademark for this product.

Veraderm

     Veraderm is a wound dressing, made from a proprietary formulation of polymers that, when applied superficially to an open wound, can enhance healing while diminishing the chances of infection. Early testing has shown it to be particularly beneficial in the treatment of decubitus ulcers. A trademark has been received.

Psorex

     The Company has discovered a treatment for psoriasis which it believes is safe and effective with no side effects. Psoriasis is a chronic inflammatory skin disease, characterized by skin scaling and ulcerations, which affects about 2% of the population. The formulation is a tablet, Psorex , which contains safe ingredients and which the Company hopes to market over-the-counter after independent studies are completed and in compliance with FDA labeling requirements. The Company's preliminary studies indicate that about 85% of patients show marked improvement when taking one to three tablets daily at bed time. The Company has applied for a trademark for Psorex and is preparing a patent application.

Government Regulation

     Non-prescription drug products are regulated by various federal, state, municipal and foreign regulatory agencies with respect to safety, effectiveness, advertising and labeling. The principal regulatory agency in the United States is the Food and Drug Administration (FDA) which requires evidence of safety and efficacy of a drug formulation before it can be marketed.

     Non-prescription or over-the-counter (OTC) drugs are generally recognized by the FDA as safe and effective if they meet certain conditions set forth in FDA regulations. These regulations relate to such items as ingredient quantity and quality, manufacturing practices, side effects, labeling, container components, dosage instructions and warnings for misuse. Independent advisory panels of qualified experts are appointed under FDA regulations to review the safety and efficacy of certain OTC drugs.

     The Company has applied its constant release technologies to certain drugs that are prescription items, including verapamil, diltiazem, pseudoephedrine, erythromycin, quinidine, hydralazine, propranolol and indomethacin. Approval of the FDA is required before the Company or its licensees may market any of the foregoing formulations in the U.S. FDA regulations can substantially affect the cost and time involved in obtaining and maintaining approval to market new drugs and existing drugs with new delivery systems. The FDA requires scientific evidence of safety and efficacy before new drugs can be marketed.

     The Company's licensing agreements with foreign manufacturers provided that the licenses of these respective drugs comply with applicable foreign regulations prior to marketing such drugs.

Patents and Trademarks

     The Company has developed proprietary technologies which relate to the development of its drug formulations and business. These technologies relate primarily to the constant release characteristics of such formulations. The Company holds several patents and has filed other patent applications relating to these technologies.

     The Company has obtained several U.S. Trademarks, including one for its name and others for capsules and formulations which have been utilized in products and formulations relating to constant release rate delivery systems.

Competition and Markets

     The Company's drug formulations face severe competition from many companies which have far greater financial and technical resources as well as an established reputation.

     The Company has sought licensing arrangement for its formulations rather than engage in significant marketing efforts of its own. Its limited retail marketing efforts have been undertaken primarily to enhance product licensing opportunities.

The Colorado Nut Company, Inc.

     On October 3, 1991 the Company acquired all of the issued and outstanding common stock of The Colorado Nut Company, Inc. (name changed from Half Crack Nut Company), a Colorado corporation, for $24,000 from two non-affiliated individuals who owned such stock. This company distributed snack items to retail establishments in the Denver metro area prior to the acquisition and continued such distribution and mail order snack sales thereafter. For the year ended June 30, 1995 total sales for this wholly owned subsidiary were $347,429 for a net loss of $(55,645).

     The snack sales industry is marked by substantial competition from many large, well capitalized entities with large advertising budgets. The Company does not expect to compete head-to-head with such entities but will attempt to find a niche in which to operate, such as the mail order, holiday or gift market.

Employees

     The Company has three full-time employees, one of whom is an officer and one of whom is a director. Further, four persons work for the Company's subsidiary, The Colorado Nut Company.

ITEM 2.  PROPERTIES

     The Company leases office and research facilities at 14 Inverness Drive East, Building D, Suite 100, Englewood, Colorado, consisting of 6,789 square feet of space at $4,610 per month pursuant to a two-year lease through March 31, 1997. The Company sublets a portion of the premises at $1,900 per month to an officer of the Company of which $15,200 remained unpaid at June 30, 1995. For its snack distribution business, the Company leases approximately 4,864 square feet for processing at 730 S. Jason Street, Denver, Colorado pursuant to a five-year lease at $1,611.75 per month through July 31, 1998.

ITEM 3.  LEGAL PROCEEDINGS

     No legal proceedings are pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's shareholders for a vote during the Company's fiscal fourth quarter.

                               PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

     The Company's common stock is traded over-the-counter and its quotations are carried in the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.

     The following table sets forth the range of high and low bid quotations for the Company's common stock for the periods indicated from sources the Company deems reliable, however, no review of the daily Pink Sheets for the periods indicated has been undertaken by the Company.

__________________________________________________________________

                                                 High        Low
Fourth Qtr. (Ended June 30, 1995)               $ 9.00      $4.00
Third Qtr. (Ended March 31, 1995)               $10.00      $6.00
Second Qtr. (Ended December 31, 1994)           $11.25      $5.25
First Qtr. (Ended September 30, 1994)           $ 5.25      $1.75
Fourth Qtr. (Ended June 30, 1994)               $ 5.25      $2.50
Third Qtr. (Ended March 31, 1994)               $ 5.50      $3.00
Second Qtr. (Ended December 31, 1993)           $ 8.00      $3.50
First Qtr. (Ended September 30, 1993)           $10.00      $5.00

__________________________________________________________________

     The foregoing quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     As of September 12, 1995, the Company had approximately 1,400 holders of record of its common stock and the closing bid price on its common stock was $7.00.

     The Company has not paid any dividends since its inception and presently anticipates that all earnings will be retained for development of the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA

     Following is a summary of selected financial data. See the financial statements included herein for more complete information.

                            6/30/95      6/30/94      6/30/93     6/30/92    6/30/91
                and for the  and for the  and for the and for the and for the
                 Year Ended   Year Ended   Year Ended  Year Ended Year Ended
                    6/30/95      6/30/94      6/30/93    6/30/92    6/30/91

Working Capital   $(2,037,850) $(1,187,055) $  111,093  $     4,606  $ 445,084
Total Assets          716,558      824,122     957,123      352,839    599,882
Total Liabilities   3,893,283    3,258,004   1,908,720    1,165,465    758,992
Long Term Debt      1,365,357    1,473,437   1,223,129    1,007,379    755,943
Shareholders'
  Equity           (3,179,725)  (2,433,882)   (951,597)   (812,626)  (159,110)
Revenues            1,561,099      827,038     902,974     458,127    588,850
Net Income (Loss) $(1,281,345)  (1,872,285)   (888,971)   (653,516)   (93,342)
Net Income
(Loss) Per Share       (.65)      (.99)        (.60)        (.60)       (.10)


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     1995 Compared to 1994

     Revenues were up 89% from fiscal 1994 primarily due to the revenues generated from the Wellcome Agreement on AZTEC . Sales at the Company's snack food subsidiary were down 56%.

     Costs and expenses increased for fiscal 1995 $146,121 due primarily to the costs experienced relating to the clinical trials on the Company's AZTEC formulation. See "BUSINESS - AZT Formulation." These costs are included in research and development which expense is approximately $178,000 higher for 1995. This item contributes the most to the Company's operating loss for 1995. AZTEC generates no revenues for the Company since it is still in the clinical trial stage. There is no assurance this formulation will become a revenue generating product.

     The Company's pharmaceutical segment accounts for 96% of the Company's $1,281,345 loss for 1995. This percentage is comparative to the 1994 loss percentage for this segment on $1,872,285 in total losses. Because of the relatively high costs of clinical trials and related activities for new prescription drug formulations such as for AZT and the lack of corresponding revenues pending action on regulatory application, it can be expected that significant losses for this segment will continue until there is corresponding revenue from these new potential products, of which there is no assurance.

     1994 as Compared to 1993

     Revenues were down 8% from fiscal 1993 primarily due to lower sales at the Company's snack food subsidiary. During the year this subsidiary moved its packaging and sales facility from Wheat Ridge to Denver, which in part may have affected sales. The Company's contract and other income of $211,192 increased substantially compared to 1993 when the Company only had $921 from these sources.

     Costs and expenses increased for fiscal 1994 $907,400 due primarily to the costs experienced relating to the clinical trials on the Company's AZTEC formulation. See "BUSINESS - AZT Formulation." These costs are included in research and development which expense is nearly $1,000,000 higher for 1994. This item contributes the most to the Company's operating loss for 1994. AZTEC generates no revenues for the Company since it is still in the clinical trial stage. There is no assurance this formulation will become a revenue generating product.

     The Company's pharmaceutical segment accounts for 96% of the Company's $1,872,285 loss for 1994. This percentage is comparative to the 1993 loss percentage for this segment on $888,971 in total losses. Because of the relatively high costs of clinical trials and related activities for new prescription drug formulations such as for AZT and the lack of corresponding revenues pending regulatory application and action if the clinical trials are positive, it can be expected that significant losses for this segment will continue until there is corresponding revenue from these new potential products, of which there is no assurance.

     1993 as Compared to 1992

     Revenues for 1993 nearly doubled over 1992, however cost of sales and general and administrative expenses increased by 85% and 35%, respectively for the period. In addition, research and development expense increased nearly threefold from $66,676 to $180,947 relating primarily to development costs for the AZTEC formulation. As a result, losses increased by $235,455 or 36% over 1992 losses. Since AZTEC is still in its development stage, this formulation generated no revenues and there is no assurance that it will do so in the future.

     As indicated in Note 7 to the financial statements relating to segment information, approximately 93% of the Company's $888,971 in losses are attributable to the Company's pharmaceutical segment which generated only $20,190 in sales. Whereas, the Company's snack sales division accounted for nearly all revenues and only 7% of the losses. Until such time as the Company obtains significant revenues from drug formulation, of which there is no assurance, it is expected that expenses related to development, testing and regulatory applications will be funded from equity and/or debt financing. The availability of such funding is not assured.

Liquidity and Capital Resources

     At August 28, 1995 the Company's auditors express concern as to the ability of the Company to continue in light of losses and net capital deficiency. See Financial Statements.

     At June 30, 1995 the Company had a working capital deficiency of $2,037,850 compared to negative working capital of $1,114,977 at June 30, 1994. The principal item contributing to the differences is the loss of $1,281,345, accrued salary and benefits to the Company's president of $446,287 and accrued interest of $215,765.

     The Company has no capital commitments other than salaries of the president and six other employees and the payment of rent on its facilities lease and snack processing facility. Such commitments are not satisfiable from current revenues. Further, the Company has very limited cash resources to operate the Company at its current level of expense through December 31, 1995 without liquidity problems. In the past the Company has been dependent for funding on Birklea, Ltd. which holds options to purchase common stock. More recently it has been able to fund its research, clinical trials and administrative costs from funds obtained from Wellcome and the sale of newly issued common stock. There is no assurance that additional funding will be forthcoming.

     During the year ended June 30, 1995 the Company also made sales of 61,750 shares of common stock to foreign purchasers pursuant to Regulation S under the Securities Act of 1995 raising approximately $346,008 in total. Subsequent to fiscal year-end and additional 65,417 shares of common stock were sold for $392,502. The Company may continue to raise capital to fund operations through this means in fiscal 1996.

Industry Trends

     There is substantial competition with respect to delayed release drug delivery products from major, highly recognized, manufacturers with large advertising budgets. In addition, major drug manufacturers currently market recognized prescription formulations for verapamil, naproxen, indomethacin and AZT.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached hereto are financial statements responsive to this Item.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The By-laws of the Company provide that the affairs of the Company shall be managed by its Board of Directors consisting of at least three persons. There is a family relationship between the directors. Dr. James M. Dunn and Mr. Jerry R. Dunn are brothers. The following table sets forth information about each director of the Company.

Name                      Age      Occupation

James M. Dunn, M.D. (1)    58      President and a Director of the
                                   Company (1980-Present);
                                   Treasurer of the Company (1981-Present);
                                   Chairman of the Board
                                   of Directors and Chief Executive
                                   Officer of the Company (1982-Present);
                                   Assistant Professor,
                                   School of Medicine, Louisiana
                                   State University (1979-1981);
                                   Vice-President-Medical Affairs,
                                   Boots Pharmaceutical,
                                   Inc. (1979-1980); Director of
                                   Clinical Pharmacology and
                                   Research, Wallace Laboratories
                                   (1976-1979).

Jerry R. Dunn (1)          59      Director of the Company (1980-Present);
                                   Vice President of the
                                   Company (5/89-Present); Vice
                                   President of Business Operations
                                   (1992-Present); Secretary of the
                                   Company (1981-5/89); Self-employed Attorney
                                   (1965-Present); officer and director
                                   of several closely-held
                                   corporations and partner in
                                   various partnerships involved in
                                   real estate and real estate
                                   related enterprises (1971-Present).

James B. Petre             42      Director of the Company January,
                                   1993-Present).  Owner of
                                   Foremost Properties, Englewood,
                                   Colorado a real estate
                                   development and brokerage firm
                                   (1989-present).  Vice President
                                   and a director of Previews,
                                   Inc., Denver, Colorado, a real
                                   estate brokerage firm (1984-1989).
                                   Mr. Petre is licensed as
                                   a real estate broker with the
                                   Colorado Real Estate Commission.

Mark Banister              32      Private Investor (1991-Present).
                                   United States Equities Trader
                                   with Morgan Stanley
                                   International, London, England
                                   (1987-1991).  Senior Dealer,
                                   United States Equities for
                                   County Securities Ltd., London,
                                   England (1982-1986).
________________________

(1) Dr. James M. Dunn and Mr. Jerry R. Dunn are brothers and comprise all of the executive officers of the Company.

     The Board of Directors does not have Audit, Compensation or Nominating Committees. During the period from July 1, 1994 to

June 30, 1995, the Board of Directors met four times, and all directors attended the meetings, either in person or by telephone.

ITEM 11.  EXECUTIVE COMPENSATION

     The following tabular information includes all plan and non-plan compensation paid to the Company's President and to all other executive officers whose total annual salary and bonus is $100,000 or more.

                        Summary Compensation

               Annual Compensation                 Long-Term Compensation

                                                Awards        Payouts
                                Other
Name                            Annual  Restricted                 All other
Principal                        Compen-   Stock             LTIP     Compen-
                  Salary   Bonus  saiton   Award(s) Options/ Payouts  sation
Position      Year  ($)     ($)    ($)     ($)      SARs(#)   ($)      ($)
James M.      1995 338,000(1) 0   45,530(2)   0       0        0        0
Dunn, M.D.    1994 338,000(1) 0   39,268(2)   0       0        0        0
(President    1993 345,686(1) 0   55,406(2)   0      (3)       0        0
and Chairman
of the Board

_________________________

1 Dr. Dunn was actually paid $125,000, $125,000 and $125,000 as salary for the years ended June 30, 1995, 1994 and 1993, respectively. The annual salaries set forth above are pursuant to Dr. Dunn's employment contract discussed below. Certain amounts due to Dr. Dunn in excess of the amount paid in the respective periods have been deferred through January 1, 1997 pursuant to an agreement with Dr. Dunn. At June 30, 1995, the total deferred salary was $1,367,000.

2 Dr. Dunn actually received $27,957 in fiscal 1995, $25,774 in fiscal 1994 and $22,110 in fiscal 1993 in other forms of compensation comprised of premiums paid on life insurance and automobile lease and maintenance expense. He earned $17,573, $13,494 and $13,296 in vacation allowance for fiscal 1995, 1994 and 1993, respectively and $3,000, $14,000 and $20,000, respectively in product minimum royalties for fiscal 1995, 1994 and 1993, all of which he has agreed to defer along with accumulated amounts through January 1, 1997. At June 30, 1995, deferred accumulated royalty payments were $197,000 and $194,000, at June 30, 1995 and 1994, respectively. Accumulated vacation allowance is included in the deferred accumulated salary amount set forth in Note (1) above.

3 Pursuant to an option granted January 6, 1993, Dr. Dunn has the right through October 1, 1995 to acquire such number of shares of common stock of the Company at $.80 per share to permit him to hold 25% of the outstanding common stock of the Company.

                  AGGREGATED OPTION/SAR EXERCISES IN LAST
             FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                         Value of
                                     Number of           Unexercised
                                     Unexercised         In-the-Average
                                     Options/SARs        Options/SARs
                                     at FY-End           at FY-End
          Shares Acquired  Value     Exercisable/        Exercisable/
Name      on Exercise      Realized  Unexercisable       Unexercisable
James M.       0             0           (1)                (3)
Dunn, M.D.

Jerry R. Dunn  0             0           (2)                (3)

__________

     (1) For such number of shares, to be determined, as will permit holder to acquire up to 25% of the outstanding common stock of the Company.

     (2) For such number of shares, to be determined, as will permit holder to acquire up to 3% of the outstanding common stock of the Company.

     (3) At fiscal year end, the average closing bid price of the Company's common stock was $9.00 per share as reported by the Electronic Bulletin Board. Thus, the value of such options are $8.20 per share which is the difference between exercise price and market price and which assumes that such shares could be sold on exercise which is not possible.


Employment Contract - James M. Dunn, M.D.

     On November 30, 1993, the Company entered into a new employment agreement with its President, James M. Dunn, M.D. whereby Dr. Dunn agreed to serve as President of the Company until he reaches the age of 65 (2003) and agreed to assign to the Company all his right, title and interest in his inventions, discoveries, innovations, concepts and know-how during the period of the Agreement. Dr. Dunn is entitled to receive an annual salary of $338,000, subject to annual adjustments, a $3,000,000 life insurance policy, disability insurance equal to 80% of his gross income, and health insurance. In addition, he is entitled to a 2% royalty on the first $5,000,000 in net sale price of any Verex patented product, a 1% royalty on net sales in excess of $5,000,000 and a 2% royalty on Verex licensed technology.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     AND MANAGEMENT

     Based on certain reports filed with the Securities and Exchange Commission, the table on the following page reflects certain information as of September 12, 1995 as to beneficial holders of more than 5% of the outstanding shares of Common Stock of the Company and as to Common Stock beneficially owned by all executive officers and directors of the Company as a group:

                    Amount and Nature        Percent of Shares
Name of               of Beneficial          of Common Stock
Beneficial Owner       Ownership (1)            Outstanding
James M. Dunn, M.D.       360,560                 17.6%

Jerry R. Dunn              50,650                  2.5%

Birklea Ltd.(2)(3)        745,106                 36.4%

James Petre                  0                      0%

Mark Banister(3)             0                       0%

Officers and Directors
 as a Group (4 persons)  1,156,316(4)             56.4%

____________________

(1) This table is based on 2,048,558 shares outstanding and does not include presently exercisable options to purchase shares of the Company's Common Stock held by each of the foregoing. See "Certain Relationships and Related Transactions" below for details. Beneficial ownership by any person includes direct or indirect voting power and investment power with respect to such shares of common stock of the Company.

(2) The Company is informed that the owner of all the voting and investment power of Birklea, Ltd. is Peter Josse, c/o Birklea, Ltd., P.O. Box 303, St. Helier, Jersey, Channel Islands, U.K..

(3) Mr. Banister holds a power of authority to vote the shares held by Birklea, Ltd.

(4)  Includes shares held by Birklea, Ltd.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company leases facilities at a monthly rate of $4,241 plus a pro rata share of maintenance costs. A portion of the space is subleased to Jerry R. Dunn, an officer of the Company at $1,900 per month of which $15,200 remained unpaid at June 30, 1995.
Management believes the terms of the foregoing facilities sharing are as fair to the Company as could be arranged with an independent party.

     Jerry R. Dunn, a non-salaried officer and director of the Company, from time to time provides legal services to the Company. For the year ended June 30, 1995 the Company paid a total of $22,763 in fees for legal services to Jerry R. Dunn. Management believes the terms on which these services are performed and charged are as fair to the Company as could be obtained from an independent lawyer.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a) (1) The following consolidated financial statements are included in Part II, Item 8 of this Report:

          Report of Independent Certified Public Accountants

          Balance Sheets at June 30, 1995 and 1994

          For the years ended June 30, 1995, 1994 and 1993

            Statements of Operations
            Statements of Shareholders' Equity
            Statements of Cash Flows

          Notes to Financial Statements

     (2) All schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

     (3) The following Exhibits were included as Exhibits to the Form S-18, SEC File No. 2-82403-D filed March 11, 1983 and are incorporated herein by reference:

           3.1 - Restated Articles of Incorporation

           3.2 - Restated By-laws

          The following Exhibits were included as Exhibits to the Form 10-K, SEC File No. 0-011232 filed September 30,
          1988:

          10.13 - Licensing Agreement with Galen Pharma, Inc.
               (Trimel)

          10.14 - Licensing Agreement #2 with Galen Pharma, Inc.
               (Trimel)

          The following Exhibits were included as Exhibits to the Form 8-K, SEC File No. o-11232, filed January 14, 1993:

          10.26 - Stock Purchase Agreement - Birklea, Ltd.
          10.27 - Stock Option - James M. Dunn, M.D.
          10.28 - Stock Option - Jerry R. Dunn

          The following Exhibits were included as Exhibits to the Form 10-K, SEC File No. 0-11232, filed October 13, 1994.

          10.29 - Credit Agreement - Birklea, Ltd.
          10.30 - Convertible Promissory Note - Birklea, Ltd.
          10.31 - Security Agreement - Birklea, Ltd.
          10.32 - Employment Agreement - James M. Dunn, M.D.

          The following Exhibit was included as an Exhibit to the Form 8-K, SEC File No. 0-11232, filed December 13, 1994.

          10.33 - Option Agreement - Burroughs Wellcome Co.

          The following Exhibit is attached hereto:

          10.21 - Letter of James M. Dunn, M.D. re deferral of certain compensation.

(b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1995.

                             SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VEREX LABORATORIES, INC.
                                   Registrant



Date: September 27, 1995           By: /s/ James M. Dunn, M.D.
                                        James M. Dunn, M.D.,
                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



(DATE)             September 27, 1995
BY (SIGNATURE)     /s/ James M. Dunn, M.D.
(NAME AND TITLE)   James M. Dunn, M.D., Chief, Executive Officer, Chief
                   Financial Officer and Director



(DATE)             September 27, 1995
BY (SIGNATURE)     /s/ Jerry R. Dunn
(NAME AND TITLE)   Jerry R. Dunn, Director


(DATE)              September 27, 1995
BY (SIGNATURE)      /s/ James Petre
(NAME AND TITLE)    James Petre, Director



(DATE)               September 27, 1995
BY (SIGNATURE)       /s/  Mark Banister
(NAME AND TITLE)     Mark Banister, Director

              VEREX LABORATORIES, INC. AND SUBSIDIARIES


                                F - 1





                          Table of Contents


                                                                 Page

Independent Auditors' Report                                    F - 2

Financial Statements

    Consolidated Balance  Sheets - June 30, 1995 and 1994       F - 3

    Consolidated Statements of Operations -
     For the Years Ended June 30, 1995, 1994 and 1993           F - 4

    Consolidated Statements of Stockholders' Deficit -
     For the Years Ended June 30, 1995, 1994 and 1993           F - 5

    Consolidated Statements of Cash Flows -
     For the Years Ended June 30, 1995, 1994 and 1993           F - 6

Notes to Consolidated Financial Statements                      F - 7

                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Verex Laboratories, Inc. and Subsidiaries
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Verex Laboratories, Inc. and Subsidiaries as of June 30, 1995 and 1994 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verex Laboratories, Inc. and Subsidiaries at June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Verex Laboratories and Subsidiary (the Company) will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from this uncertainty.




                                 Ehrhardt Keefe Steiner & Hottman PC

August 28, 1995
Denver, Colorado

                     Consolidated Balance Sheets

                                              June 30,

                                              1995         1994
                               Assets
Current assets
  Cash and cash equivalents                   $140,766    $ 56,487
  Receivables (Note 6)
     Trade - (net of allowance for doubtful     17,465      40,960
                accounts of $2,000)
       Other (Note 5)                                -      15,200
  Inventory (Note 6)                             19,337     30,600
  Prepaid expenses                               15,959      6,888
  Patented drug products                        296,549     447,377

                                                490,076     597,512


Property and equipment, at cost (Note 6)
  Furniture and equipment                       470,285     455,925
  Leasehold improvements                         11,358      11,358
  Automobiles                                     2,932       2,932

                                                 484,575    470.215
    Less accumulated depreciation and
amortization                                    (430,066)  (400,175)          )
      Property and equipment - net                54,509     70,040


Other assets
  Goodwill - net of accumulated
amortization of $26,188 (1995) and
$18,700 (1994)                                    48,668     56,156
  Patents and trademarks, net of
accumulated amortization of $211,155
(1995) and $191,944 (1994)                        123,305   100,414

                                                  171,973   156,570

Total                                            $716,558  $824,122


               Liabilities and Stockholders' Deficit
Current liabilities
  Accounts payable and other accruals          $  157,876  $  95,210
  Accrued interest                                215,765     72,078
  Notes payable - stockholder (Note 6)          1,667,000  1,555,000
  Current portion of long-term debt (Note 6)       40,998     62,279
  Accrued salary and benefits payable -           446,287        -
  current portion (Note 4)                      2,527,926  1,784,567


Long-term liabilities
  Accrued salary and benefits payable,
  net of current portion (Note 4)               1,367,296  1,463,227
  Long-term debt, net of current portion
  (Note 6)                                          1,061     10,227

                                                1,365,357  1,463,227


Commitments and contingencies (Notes 4 and 5)

Stockholders' deficit (Note 2)
  Common stock, no par value, 100,000,000
  shares authorized, 2,007,538 (1995) and
  1,914,371 (1994) shares issued and
  outstanding                                   1,942,923   1,758,631

  Additional paid-in capital                    4,671,704   4,293,494
  Accumulated deficit                          (9,794,352) (8,513,007)
                                               (3,179,725) (2,433,882)



Total                                          $   716,558 $  824,122


                Consolidated Statements of Operations


                                    For  the Years Ended June 30,

                                  1995         1994          1993
Revenues
   Net sales                      $  347,429   $  615,846    $  882,053
   Licensing income                1,200,000           -        20,000
   Contract income                        -       150,000            -
   Interest income                    13,264           -             -
   Other                                 406       61,192           921
                                   1,561,099      827,038       902,974

Costs and expenses
   Cost of sales                     265,559      494,488       699,632
   General and administrative      1,045,057      900,670       880,462
   Research and development        1,353,550    1,175,875       180,947
   Operating                          12,974       13,734        10,883
   Marketing                          16,179       42,478        20,021
   Interest                          149,125       72,078            -
                                   2,842,444    2,699,323      1,791,945

Net loss                         $(1,281,345) $(1,872,285)    $ (888,971)


Net loss per common share (Note  $      (.65) $       (.99)   $     (.60)


          Consolidated Statements of Stockholders' Deficit
          For the Years Ended June 30, 1995, 1994 and 1993



                                              Additional
                      Common Stock             Paid-in      Accumulated
                      Shares       Amount      Capital       Deficit
Balances -
June 30, 1992       11,205,000   $1,450,770  $3,488,355    $(5,751,751)

Reverse stock
split 1:10          (10,984,500)          -           -               -

Stock issuance
($.83 per share)        660,000     161,552     388,448               -

Stock issuance
($2.35 per share)        85,121      58,746      141,254              -

Net loss for the year         -           -            -       (888,971)

Balances -            1,865,621   1,671,068    4,018,057     (6,640,722)
June 30, 1993

Stock issuance
($2.35 per share)        48,750     114,563      275,437              -

Net loss for the year         -           -            -     (1,872,285)


Balances -
June 30,1995         1,914,371    1,785,631      4,293,494   (8,513,007)

Stock issuance
($4.00 per share)       11,750       13,805         33,195             -

Stock issuance
($6.00 per share)       81,417      143,487        345,015             -

Net loss for the year        -            -              -    (1,281,345)

Balances -
June 30, 1995        2,007,538   $1,942,923      $4,671,704   $(9,794,352)


                Consolidated Statements of Cash Flows


                                     For the Years Ended June 30,

                                   1995         1994          1993
Cash flows from operating
activities
  Net loss                         $(1,281,345) $(1,872,285)   $(888,971)
  Adjustments to reconcile
  net loss to net cash
  used by operating activities
  Amortization                          26,699       25,235       33,629
  Depreciation                          29,891       30,302       19,660
  Gain on sale of assets                     -         (140)           -
  Change in certain assets and
  liabilities
     Patented drug products            150,828       42,623     (490,000)
     Receivables                        38,695       19,285       (1,855)
     Inventory                          11,263       12,135      (23,483)
     Prepaid expenses                   (9,071)      10,328            -
     Other assets                           -           498       (3,946)
     Accounts payable and other         62,666       (5,523)      (3,049)
     accruals
     Accrued interest                  143,687       72,078           -
     Accrued salary and benefits       350,356      240,098      253,982
     payable
                                       805,014      446,919     (215,062)
       Net cash used by operating     (476,331)  (1,425,366)  (1,104,033)
       activities

Cash flows from investing
activities
  Proceeds from sale of common         535,502      390,000      750,000
  stock
  Additions to property and            (14,360)     (37,014)     (26,300)
  equipment
  Additions to goodwill, patents       (42,102)     (62,098)     (20,230)
  and trademarks
      Net cash provided by              479,040      290.888      703,470
      investing activities

Cash flows from financing
activities
  Proceeds from note payable            123,000     1,098,000     547,000
  Payments on note payable              (41,430)      (55,369)    (54,678)
       Net cash provided by              81,570     1,042,631     492,322
financing activities

Net increase (decrease) in cash          84,279       (91,847)     91,759
and cash equivalents

Cash and cash equivalents -              56,487       148,334      56,575
beginning of year

Cash and cash equivalents - end        $140,766      $ 56,487     $148,334
of year


Supplemental cash flow information:

     Cash paid for interest was $5,438 (1995), $5,850 (1994) and $3,335 (1993).

Note 1 - Summary of Significant Accounting Policies

Verex Laboratories, Inc. (the "Company") was incorporated in Colorado on September 29, 1980 and began developmental activities in July 1981. The Company was primarily engaged in the business of developing and marketing non-prescription and prescription drug products utilizing constant release rate drug delivery systems. The Company had limited sales and marketing operations until October 3, 1991, when it acquired 100% of the outstanding stock of the Colorado Nut Company, Inc. The Colorado Nut Company assembles and sells snack food items. Bear Laboratories, Inc., a wholly-owned subsidiary of the Company, was incorporated and began operations in April 1991. Bear Laboratories, Inc. was formed to market one of the Company's products through a national advertising campaign.

Going Concern

The  Company  and its subsidiaries incurred a loss of $1,281,345  for the year ended June 30, 1995 and continues to experience a net capital deficiency. The Company has entered into a credit agreement with a Stockholder where the Stockholder will advance the Company up to $10,000,000 at the Stockholder's discretion. There is no assurance these plans will be sufficient to sustain operations.

Principles of Consolidation

The consolidated financial statements include the accounts of its wholly-owned subsidiaries Bear Laboratories, Inc. and the Colorado Nut Company. All intercompany accounts and transactions have been eliminated in consolidation.

Inventory

Inventory consists of snack food products and are recorded at the lower of cost or market on a first-in, first-out basis (FIFO) basis.

Patented Drug Products

Patented drug products include costs incurred to produce products to be used in clinical tests and are carried at the lower of cost or market on a specific identification basis.

Property and Equipment

Property and equipment is depreciated over the estimated useful lives (three to seven years) of the asset using various methods. Leasehold improvements are amortized on a straight-line basis over the remain ing term of the office lease.

Goodwill, Patents and Trademarks

Goodwill, patents and trademarks are stated at cost and are amortized on a straight-line basis over a period of ten years.

License Income

The Company has entered into licensing agreements with several pharmaceutical companies to manufacture and exclusively market two of the Company's patented drug products, a constant-release rate for mulation of Verapamil and Aztec products in an established geographic area.. The agreements generally require an initial non-refundable licensing fee to be paid to the Company and future royalty payments based on subsequent product sales. Licensing income is recognized when earned.

Research and Development Costs

The Company expenses all research and product development costs as incurred.

Cash Equivalents

The Company considers investments that are purchased within three months of their date of maturity to be cash equivalents. Cash equivalents consist of certificates of deposit. At June 30, 1995, the Company had approximately $60,000 in excess of federally insured amounts.

Income Taxes

Deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to occur. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Reclassification

Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 presentation.


Note 2 - Common Stock

Reverse Stock Split

In 1993, the Company effected a one-for-ten reverse stock split. All references to the number of common shares and per common share amounts have been restated to reflect the split.

Stock Purchase Agreement

On January 6, 1993, the Company entered into a Stock Purchase Agreement (Agreement) with Birklea, Ltd., whereby the Company sold 660,000 shares of its restricted common stock to Birklea, Ltd. for $550,000. The newly issued shares represented 37% of the Company's outstanding common stock after issuance thereof. Subsequent purchases of common stock have increased Birklea, Ltd.'s holdings to 745,106 shares which represents approximately 40% of the outstanding shares of Common Stock of the Company.

The Agreement also provided that Birklea, Ltd. has an option through October 1, 1995 to acquire for $2,400,000 such additional shares of restricted common stock of the Company at a price per share to be determined as will permit Birklea, Ltd. to hold 60% of the issued and outstanding common stock of the Company. Birklea, Ltd. had an additional option through September 1, 1995 to purchase common stock of the Company at $30 per share in such quantity as will permit in Birklea, Ltd. to acquire an additional 5% of the issued and outstanding common stock of the Company. This option has expired.

Stock Options

The President of the Company has the right through October 1, 1995 to acquire such number of shares of common stock of the Company at $.80 per share to permit him to hold 25% of the outstanding common stock of the Company.

Net Loss Per Common Share

Net loss per common share for the years ended June 30, 1995, 1994, and 1993 has been computed on the basis of the weighted average number of common shares outstanding of 1,949,122, 1,890,847, and 1,471,780.


Note 3 - Income Taxes

The Company has long-term deferred tax assets as a result of its net operating losses and deferred salary (assumed a tax rate of 34%) that is fully impaired due to uncertainty as to their utilization. Accordingly, there is no net deferred tax asset reflected in the accompanying financial statements.

                                                        June 30,
                                                   1995          1994

Long-term deferred tax assets:
  Operating losses                              $ (2,274,622)  $(2,186,954)
  Deferred salary                                   (189,449)     (522,004)
     Total long-term deferred assets              (2,464,071)   (2,708,958)
Valuation allowance                                2,464,071     2,708,958

     Net long-term deferred tax assets                $ -           $ -

At June 30, 1995, the Company has approximately $7,250,000 of net operating loss carryforwards for income tax purposes that expire between June 30, 1999 and June 30, 2009 and approximately $24,000 of investment tax credit carryforwards that expire between June 30, 1997 and June 30, 2001.


Note 4 - Related Party Transactions

Employment and Royalty Agreements

On November 30, 1993, the Company entered into a new 8-year employment contract with its President. The contract may be extended by the President. Under the terms of the contract, the President re ceives an annual base salary of $338,000 and an annual cost of living adjustment plus 8%.

The contract also provides for certain insurance and employee benefits and entitles the President to participate in retirement and management incentive plans that the Company is required to establish. Such plans have not yet been established. As of June 30, 1995 and 1994, the Company owes approximately $1,616,000 and $1,269,000, respectively, of vacation pay and salary increases to its President under terms of the employment contract.

In addition, the President receives certain royalties on the net sales from the Company's products, and minimum annual royalties of $10,000 per product through November 30, 1994 and $1,000 thereafter. Such royalties amounted to $3,000, $14,000, and $20,000 for the years ended June 30, 1995, 1994 and 1993. The amount owed to the President for such royalties was approximately $197,000, and $194,000 at June 30, 1995 and 1994, respectively. In return for this compensation, the President is obligated to assign all title and ownership of his inventions, formulations and products to the Company.

In the event that the Company terminates the President's employment prior to expiration of the contract, the Company is obligated to provide the President the specified annual salary for the remaining term of the agreement, and pay certain insurance benefits for a period of three years. The President would continue to be entitled to royalties on net sales of the Company's products.

The Company entered into an agreement with its President deferring payment of vacation pay, salary increases and royalties accrued as of June 30, 1995 until January 1, 1997. As of June 30, 1995 and 1994, $1,367,000 and $1,463,000, respectively, were accrued as a long-term liability.

Legal Fees

Legal fees were incurred by the Company for legal services provided by an officer of the Company. Such fees were $53,251, $19,028, and $10,872 for 1995, 1994 and 1993, respectively.

See Notes 2, 5 and 6 for additional discussion of related party transactions.


Note 5 - Leases

Office

Currently, the Company occupies space under various lease agreements requiring monthly payments of $4,610 and $1,237 plus a share of building maintenance costs. The lease commitments expire March 31, 1997 and July 31, 1998, respectively, with options to renew. The Company sub-lets a portion of its office space to the officer described in Note 4 (under legal fees) for $1,900 per month, of which $15,200 remained unpaid at June 30, 1994.

Rent  expense,  net  of  sublease income was  $45,333,  $45,930,  and
$39,080   for  the  years  ended  June  30,  1995,  1994  and   1993,
respectively.

Vehicle

The Company has two operating leases for Company vehicles. The two and three year leases require monthly lease payments of $500 and $474, respectively. Lease expense is $3,896, $0 and $0 for the years ended June 30, 1995, 1994 and 1993, respectively.

<CAPTON>
The  minimum annual lease payments through expiration of  the  leases are as follows:
 1996                                $ 83,033
 1997                                  80,531
 1998                                  20,045
 1999                                   1,399

                                     $185,008


Note 6 - Notes Payable and Long-Term Debt

                                                    June 30,

                                              1995         1994
Note Payable Stockholder

$10,000,000  credit  agreement   with   a
stockholder;  interest  accrues  at  bank
prime, 9% at June 30, 1995; principal and
interest  are  due upon 120  day  written
notice  or  July  15, 1996.   Convertible
into common stock under the same terms as
the   Stockholder  (Birklea,  Ltd.)   may
purchase  common  stock as  described  in
Note   2.    Collateralized  by  patents,     $1,667,000    $1,555,000
tradenames,  know-how and  trade  secrets
relating to certain drug formulations.

                                                     June 30,

                                              1995          1994
Long-Term Debt

Note  payable to bank, due July  15,1996,
payable in monthly principal and interest
installments   of  $1,062  plus   accrued
interest at 2.5% over bank's prime  rate,
interest  at  June 30, 1995  was  10.55%.      $10,060      $22,954
Collateralized by receivables,  inventory
and property and equipment.


Note 6 - Notes Payable and Long-Term Debt (continued)
                                                  June 30.

                                              	1995         1994
Long-Term Debt (continued)

Note  payable to a bank, due August 1995,
payable in monthly interest installments.
Interest  at 1.5% over banks prime  rate,
interest  at  June  30,  1995  was   11%.       32,000       49,535
Collateralized by inventory and  property
and equipment.
                                                42,060       72,489
Less current maturities                        (40,998)     (62,279)


                                               $ 1,062      $10,210


Note 7 - Segment Information

During 1993, with the acquisition of the Colorado Nut Company, the Company now operates in principally two industry segments, developing and marketing drug products (Verex) and assembling and selling snack food items (Colorado Nut). Information concerning the Company's business segments is as follows:


                          Verex                           Colorado Nut
                    1995         1994                  1995         1994

Revenues         $1,213,670   $ 208,006               $347,429    $619,032)
Operating loss   (1,225,700) (1,792,569)               (55,645)    (79,716)

Identifiable        672,306     739,941                 44,252      84,181
assets
Depreciation and
amortization         53,513      51,680                  3,077       3,857
Capital expenditures 14,360      24,807                   -         12,558


Note 8 - Subsequent Event

Subsequent to June 30, 1995, the Company sold an additional 34,000 shares of common stock for $203,008.