Form 10-Q
period 1995-09-30
VEREX LABORATORIES INC/CO
filed 1995-11-15
CIK 716861

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1995

                                OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


Commission file number        0-11232

                         VEREX LABORATORIES, INC.
    (Exact name of Registrant as specified in its charter)

           Colorado                                     84-0850695
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

14 Inverness Drive East, D-100             Englewood, Colorado       80112
    (Address of principal executive offices)
                              (303) 799-4499
    (Registrant's telephone number, including area code)

    (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

  Yes   X      No

              APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  The registrant had 2,041,538 shares of its no par value common stock outstanding as of September 30, 1995.

PART I  FINANCIAL INFORMATION
-

Item 1. Consolidated Financial Statements:

        Unaudited consolidated balance sheet

        Unaudited consolidated statement of
        operations for the nine-month periods

        Unaudited consolidated statement of
        cash flows for the nine-month periods

        Notes to unaudited consolidated                     5
        financial statements


Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of               6
        Operations



PART II OTHER INFORMATION                                   7


PART III FINANTIAL DATA SCHEDULE                            8

                 VEREX LABORATORIES, INC. AND SUBSIDIARIES

                       Consolidated Balance Sheets


                                        September 30, 1995     June 30, 1995
                                          (Unaudited)          (Audited)
Assets
Current assets
  Cash and cash equivalents                $34,472        $140,766
  Receivables
     Trade  (net of allowance               17,012          17,465
for doubtful accounts of $2,000)
  Other                                      5,412
  Inventory                                 13,118          19,337
  Prepaid Expenses                          18,665          15,959
  Research and development                 296,549         296,549
                                           385,228         490,076
Property and Equipment, at cost
    Furniture and equipment                479,431         470,285
    Leasehold improvements                  11,358          11,358
    Automobiles                              2,932           2,932
                                           493,721         484,575
  Less accumulated depreciation
  and amortization                        (436,424)       (430,066)

                                            57,297          54,509

Other Assets
  Goodwill (net of accumulated              46,797          48,668
  amortization of $28,060 and $26,188

  Patents and trademarks, net of
  accumulated amortization
  of $211,155  and $215,338
                                           127,921         123,305
                                           174,718         171,973
Total                                     $617,243        $716,558


 Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and other accruals       41,051        $157,876
  Accrued Interest                         244,059         215,765
  Notes payable - stockholder            1,667,000       1,667,000
  Current portion of long-term debt         38,998          40,998
  Accrued salary and benefits payable      446,287         446,287
    - current portion
                                         2,437,395       2,527,926
Long-term liabilities
 Accrued salary and benefits payable,
 net of current portion                  1,469,718         1367296
 Long-term debt, net of current portion                                                                       1,061
                                           1469718         1368357
Commitments and contingencies (Note 2)

Stockholder's equity
 Common Stock, no par value,
 100,000,000 shares authorized
  authorized 2,041,538  (1995)
  and 2,007,538 (1994)
  shares issued and outstanding            2002844         1942923
  Additional paid in capital             4,815,783       4,671,704
  Accumulated deficit                  (10,108,497)     (9,794,352)
                                        (3,289,870)     (3,179,725)

 Total                                    $617,243        $716,558


	See notes to consolidated financial statements



		        VEREX LABORATORIES, INC. AND SUBSIDIARIES
			Consolidated Statement Of Operations
				          (Unaudited)

                                For The                   For The
                             Three Months               Three Months
                         Ended September 30, 1995  Ended September 30, 1994

Revenues
    Net sales                       $73,572              $105,876
    Contract income
    Settlement of claim
    Miscellaneous                     1,364                   406
                                     74,936               106,282

Cost and Expenses
    Cost of sales                    49,171                58,114
    General and administrative      239,421               248,379
    Research and development         66,142               149,677
    Operating                         2,728                 1,165
    Marketing                           165                   160
    Interest                         31,462                30,320
                                    389,089               487,815

Net Income (loss)                 ($314,153)            ($381,533)

Net income (loss) per
    common share (note 3)            ($0.15)               ($0.20)

Weighted average
    shares outstanding            2,033,038             1,914,371




	See notes to consolidated financial statements

               VEREX LABORATORIES, INC. AND SUBSIDIARIES
                 Consolidated Statement Of Cash Flows
                        (Unaudited)

                                             For The             For The
                                        3 Months Ending     3 Months Ending
                                       September 30, 1995  September 30, 1994


Cash Flows from
     operating activitites
 Net income (loss)                           ($314,153)         ($381,533)
 Ajustments to reconcile net income
   (loss) to net cash flow provided
   by (used in ) operating activities
 Depreciation and amortization                  12,420             13,529
 Changes in certain assets
               & liabilities:
  Patented drug products                                           30,835
  Receivables                                   (4,959)            11,717
  Inventory                                      6,219                460
  Other assets                                  (2,706)            (3,460)
  Accounts payable and other accruals          (88,531)            71,880
  Accrued salary and benefits payable          102,422             88,300
 Net cash provided by (used in)
  operating activities                       ($289,288)         ($168,272)

Cash flows from financing activities:
 Proceeds from note payable                    123,000
 Payments on note payable                       (3,061)           (12,418)
  Net cash provided by financing activities     (3,061)           110,582

Cash flows from investing activities:
 Proceeds from sale of common stock            204,000
 Additions to property and equipment            (9,146)           (11,501)
 Additions to patents and trademarks            (8,799)
 Deposit on Common stock purchase                                  22,000
 Net cash provided by (used in)
      investing activities                       86,055            10,499

Net increase (decrease) in cash
     and cash equivalents                      (106,294)          (47,191)
Cash and cash equivalents-beginning of period   140,766            56,487
Cash and cash equivalents-end of period         $34,472            $9,296


Supplemental cash flow information:
  Cash paid for interest was $2,290 (1995) and @$1,148 (1994).



	See notes to consolidated financial statements

                 VEREX LABORATORIES, INC. and SUBSIDIARIES
                Consolidated Notes to Financial Statements
                                (Unaudited)


1.  Financial Statements

  These unaudited financial statements should be read in conjunction with the Company's financial statements as of June 30, 1995, included in the Annual Report on Form 10-K. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the consolidated financial position and results of operations for the periods presented. The results of operations for the three-month period ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year. The Company's consolidated financial statements include the accounts of its wholly-owned subsidiaries, Colorado Nut Company, Inc. and Bear Laboratories, Inc.

2.  Commitments

  Office Lease:
  The Company is obligated under an office lease commencing April 1, 1995 and ending on March 31, 1997, to pay $4,610.56 in monthly installments.

  Clinical Trials:
  The Company is continuing with clinical trials on its AIDS drug, Aztec , and has made commitments for ongoing patient and laboratory work totaling $420,000, part of which has been completed.

3.  Net Loss Per Common Share

  Net income (loss) per common share for the three-month periods ended September 30, 1995 and September 30, 1994 has been computed on the basis of the weighted number of common shares outstanding of 2,033,038 and 1,914,377 at September 30, 1995 and 1994 respectively.

4.  Credit Arrangements - Birklea, Ltd.

  Effective November 30, 1993, the Company entered into a Credit Agreement with Birklea, Ltd, a major shareholder of the Company, whereby Birklea, Ltd. agreed to use its best efforts to provide up to $10,000,000 in financing to the Company. Advances under the arrangement bear interest at prime rate set by Morgan Guaranty Bank, New York. The convertible promissory note thereunder is secured by the Company's right, title and interest in patent applications, patents, trade names, know-how and trade secrets relating to existing and future drug formulations relating to the drug commonly known as AZT. At September 30, 1995, the Company had drawn down $1,667,000 pursuant to the Credit Agreement. Subject to the Company having sufficient cash resources or alternative borrowing resources, principal is payable July 15, 1996 and interest is payable quarterly commencing March 31, 1994. Birklea has an option to convert all or any portion of the balance of this note to common stock of the Company thereby increasing its holdings to approximately 54% of the outstanding common stock of the Company.

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations

During the first three months of fiscal year 1996, current assets decreased by $104,848 to $385,228, which was due to the loss for the period of $314,153.


  Operations

    Comparison of the nine-month periods ended September 30, 1995 and September 30, 1994

  Net sales decreased for the period by 30% from the prior corresponding period and relate to snack items. Cost of sales is down for the period, reflective of the lower sales. Research and development costs are down $83,535 from the corresponding 1994 period.

  The net loss for the nine months was down $67,380 from the prior year, largely due to a reduction in research and development expenses.

  The Company continues to seek industry partners, both U.S. and international, for licensing agreements for the Company's research products. In addition, the Company continues to seek opportunities to perform research with respect to drug formulations on a contract basis.


  Liquidity and Capital Resources

  The Company in the past was dependent upon Birklea, Ltd., an Irish corporation, and other outside sources to provide equity and/or debt financing to the Company to fund its research and development and other administrative costs. To some extent, this dependency has been reduced in the past nine months due to the licensing/option agreement with Burroughs Wellcome. It is estimated that an additional $190,000 during the next three months will be required to complete the Phase III Aztec clinical trials. The Company is currently seeking funding from outside sources, including licensing arrangements. There is no assurance such funding will be available, or if available, on terms favorable or acceptable to the Company. During October 1995 the Company sold 52,800 shares of common stock for a total of $369,600 pursuant to Regulation S under the Securities Act of 1993 to three non-residents of the U.S. These funds are to pay for clinical trials and general and administrative expenses.

  Except as indicated above, there are no planned expenditures outside the normal operating costs of the Company which will cause the Company to make any extraordinary plans for handling any cash requirements within the foreseeable future.

                        PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit 3.1   Restated Articles of Incorporation*
  Exhibit 3.2   Restated By-Laws*
  Stock Purchase Agreement - Birklea, Ltd. **
  Stock Option - James M. Dunn, M.D. **
  Stock Option - Jerry R. Dunn **
  Exhibit 10.33  Option Agreement - Burroughs Wellcome ***

* Incorporated by reference to SEC File No. 2-82403-D filed September 30, 1983
**  Incorporated by reference to SEC File No. 0-11232,
    Form 8-K January 14, 1993
*** Incorporated by reference to SEC File No. 0-11232,
    Form 8-K December 1, 1994

   (b) No reports on Form 8-K were filed during the quarter ended
   September 30, 1995.

                              SIGNATURE PAGE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                VEREX LABORATORIES, INC.




                                       James M. Dunn, M.D.
                                       President, Chief Executive Officer
                                       and Chief Financial Officer


                                       Date