Form 10-Q
period 1995-12-31
VEREX LABORATORIES INC/CO
filed 1996-02-14
CIK 716861

                           FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1995

                               OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number        0-11232
                              _______

                         VEREX LABORATORIES, INC.
          (Exact name of Registrant as specified in its charter)


          Colorado                             84-0850695
________________________________
___________________
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification
No.)

14  Inverness  Drive East, D-100             Englewood,
Colorado 80112
____________________________________________________________
__________
          (Address of principal executive offices)

                              (303) 799-4499

____________________________________________________
          (Registrant's telephone number, including area code)

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

     The registrant had 2,094,338 shares of its no par value
     common stock outstanding as of December 31, 1995.

INDEX

Page
Item 1. Financial Statements
           Consolidated Balance Sheets                     2
           Consolidated Statement of Operations            3
           Consolidated Statement of Operations            4
           Consolidated Statement of Cash Flows            5

        Commitments
           Office Lease                                    6
           Clinical Trials                                 6

        Net Loss Per Common Share                          6

        Credit Arrangements - Birklea, Ltd.                6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

           Operations                                      7
           Liquidity and Capital Resources                 7

        Exhibits and Reports on Form 8-K                   8
        Signatures                                         9

              VEREX LABORATORIES, INC. and SUBSIDIARIES

                   Consolidated Balance Sheets

               Assets                   December 31,1995
June 30,1995
                                          (Unaudited)
(Audited)

Current assets
 Cash and cash equivalents                  $73,784
$140,766
 Receivables
  Trade (net of allowance for doubtful
  accounts of $2,000)                        12,627
17,465
 Inventory                                   10,573
19,337
 Prepaid Expenses                            13,420
15,959
 Research and developement                  254,335
296,549
                                            _______
_______
                                            364,739
490,076


Property and Equipment, at cost
   Furniture and equipment                  488,983
470,285
   Leasehold improvments                     11,358
11,358
   Automobiles                                2,932
2,932
                                            _______
_______
                                            503,273
484,575
   Less accumulated depreciation
   and amortization                        (443,757)
(430,066)
                                           _________
_________
                                             59,516
54,509

Other Assets
  Goodwill, net of accumulated
    amortization of $29,932 and $26,188      44,925
48,668
                                             ______
______
  Patents and trademarks, net of
    accumulated amortization of $219,521
    and $211,155                            143,619
123,305
                                            _______
_______
                                            188,544
171,973
                                           ________
________
Total                                      $612,799
$716,558


      Liabilities and Stockholders' Equity
Current Liabilities
   Accounts payable and other accurals      175,543
157,876
   Accrued  Interest                        273,231
215,765
   Notes payable - stockholder            1,667,000
1,667,000
  Current portion of  long-term debt         32,754
40,998
   Accrued salary and benefits
   payable - current portion                446,287
446,287
                                          _________
_________
                                          2,594,815
2,527,926

Long-term liabilities
  Accrued salary and benefits payable,
   net of current portion                 1,572,140
1,367,296
   Long-term debt, net of current portion
1,061
                                          _________
_________
                                          1,572,140
1,368,357
Commitments and contingencies (Note 2)

Stockholders Equity
  Common stock, no par value,
  100,000,000 shares authorized
  2,094,338 (1995)  and 2,007,538 (1994)
  shares issued and outstanding           2,111,407
1,942,923
  Additional paid in capital              5,076,820
4,671,704
  Accumulated deficit                   (10,742,383)
(9,794,352)
                                        ____________
___________
                                          3,554,156
3,179,725

Total                                      $612,799
$716,558



         See notes to consolidated financial statements

                VEREX LABORATORIES  INC. AND SUBSIDIARIES
                  Consolidted Statement of Operations
                           (Unaudited)

                               For the Six Months       For
the Six Months
                               Ended December 31,1995
Ended December 31,1994
                               ______________________
______________________
Revenues
   Net Sales                        $156,762
$212,247
   Licensing Income
1,200,000
   Other Income                        3,080
3,148
                                    ________
__________
                                    $159,842
$1,415,395

Cost and Expenses
   Cost of sales                     120,010
167,697
   General and administrative        538,213
520,351
   Research and development          396,877
500,575
   Operating                           6,484
2,150
   Marketing                           2,544
1,870
   Interest                           61,745
58,658
                                   _________
_________
                                   1,107,873
1,251,301
                                  __________
_________
Net Income (loss)                 ($948,031)
(164,094)

Net Income (loss) per
 common share (note 3)               ($0.46)
$0.09

Weighted average shares
 outstanding                       2,058,123
1,915,661




       See notes to consolidated finacial statements

                 VEREX LABORITORIES INC. AND SUBSIDIARIES

                   Consolidated Statement of  Operations
                               (Unaudited)

                               For the Three Months     For
the Three Months
                               Ended December 31,1995
Ended December 31,1994
                               ______________________
______________________
Revenues
   Net sales                          $83,190
$160,371
   Licensing Income
1,200,000
   Other Income                         1,716
2,742
                                      _______
__________
                                      $84,906
$1,309,113
Cost and Expenses
   Cost of sales                       52,839
109,583
   General and administrative         298,792
271,972
   Research and development           330,735
350,898
   Operating                            3,756
985
   Marketing                            2,379
1,710
   Interest                            30,283
28,338
                                      _______
_______
                                      718,784
763,486

Net Income (loss)                   ($633,878)
$545,627

Net Income (loss) per
 common share (note 3)                 ($0.31)
$0.28

Weighted average shares outstanding 2,058,123
1,915,661





        See notes to consolidated finacial statements

                VEREX LABORITORIES INC. AND SUBSIDIARIES
                  Consolidated Statement of Cash Flows

                                         For The Six
For The Six
                                         Months Ending
Months Ending
                                         December 31,1995
December 31,1994
                                         ________________
________________
Cash Flows from operating activities
 Net  income (loss)                           ($948,031)
$164,094
 Adjustment to reconcile net income (loss)
 to net cash flow provided by (used in)
 operating activities
 Depreciation and amortization                   25,800
27,057
 Changes in certain assets and liabilities:
   Research & development                        42,214
30,835
   Receivables                                    4,838
32,854
   Inventory                                      8,764
117
   Other assets                                   2,539
860
   Accounts payable and other accurals           75,133
113,083
   Accrued salary and benefits payable          204,844
174,844
                                              __________
_________
 Net cash provided by (used in)
      operating activities                    ($583,899)
$543,744

Cash flows from financing activities:
   Proceeds from note payable
123,000
   Payments on note payable                      (9,305)
(27,104)
  Provided by (used in)                         ________
_______
      financing activities                      ($9,305)
$95,896

Cash flows from investing activities:
   Proceeds from sales of common stock         $573,600
$180,000
   Additions to property and equipment          (18,698)
(11,501)
   Additions to patents and trademarks          (28,680)
(3,148)
   Deposits on Common Stock purchases
47,000
   Net cash provided by (used in)              ________
________
     investing activities                      $526,222
$212,351

Net increase (decrease) in cash and
  cash equivalents                             ($66,982)
$851,991
Cash and cash equivalents-beginning of period  $140,766
$56,487
                                               ________
________
Cash and cash equivalents-end of period         $73,784
$908,478


Supplemental cash flow information:
   Cash paid for interest was $5,691 (1995) and $2,564
(1994).

                VEREX LABORATORIES, INC. and SUBSIDIARIES
                Consolidated Notes to Financial Statements
                               (Unaudited)


1.   Financial Statements
_________________________

     These unaudited financial statements should be read in
conjunction
with  the Company's financial statements as of June 30,
1995, included
in the Annual Report on Form 10-K.  In the opinion of the
Company, the
accompanying consolidated financial statements contain all
adjustments
(consisting of normal recurring items) necessary to present
fairly the
consolidated  financial position and results  of  operations for  the
periods presented.  The results of operations for the six-
month period
ended December 31, 1995, are not necessarily indicative of
the results
to  be  expected  for  the  full  year.   The  Company's
consolidated
financial   statements  include  the  accounts  of  its
wholly-owned
subsidiaries, Colorado Nut Company, Inc. and Bear
Laboratories, Inc.

2.   Commitments
________________

     Office Lease:
     ____________
     The Company is obligated under an office lease commencing April 1,
1995 and ending on March 31, 1997, to pay $4,610.56 in monthly installments.

     Clinical Trials:
     _______________
      The Company is continuing with clinical trials on its AIDS drug,
Aztec, and has made commitments for ongoing patient and laboratory work totaling $286,000, part of which has been completed.

3.   Net Loss Per Common Share
______________________________
     Net income (loss) per common share for the six-month periods ended
December 31, 1995 and December 31, 1994 has been computed on the basis of the weighted number of common shares outstanding of 2,058,123 and
1,915,661 at December 31, 1995 and 1994 respectively.

4.   Credit Arrangements - Birklea, Ltd.
________________________________________
      Effective November 30, 1993, the Company entered into
a Credit
Agreement  with  Birklea,  Ltd, a major shareholder  of  the
Company,
whereby Birklea, Ltd. agreed to use its best efforts to
provide up to
$10,000,000  in  financing  to  the  Company.   Advances
under   the
arrangement  bear interest at prime rate set by Morgan
Guaranty  Bank,
New  York.   The convertible promissory note thereunder is
secured  by
the  Company's  right,  title  and interest  in  patent
applications,
patents,  trade names, know-how and trade secrets relating
to existing
and  future drug formulations relating to the drug commonly
known  as
AZT.   At  December  31, 1995, the Company had drawn  down
$1,667,000
pursuant  to  the  Credit Agreement.  Subject to  the
Company  having
sufficient   cash   resources  or  alternative  borrowing
resources,
principal  is payable July 15, 1996 and interest is payable
quarterly
commencing  March 31, 1994.  Birklea has an option to
convert all or
any portion of the balance of this note to common stock of
the Company
thereby   increasing  its  holdings  to  approximately  54%
of the
outstanding common stock of the Company.

Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations
__________________________________________________________
During the first six months of fiscal year 1996, current assets decreased by $125,337 to $364,739, which was due to the loss for the period of
$948,031.


     Operations
     __________
 Comparison of the six-month periods ended December 31, 1995 and December 31, 1994

     Net sales decreased for the period by 26% from the prior corresponding period and relate to snack items. Cost of sales is down for the period, reflective of the lower sales. Research and development costs are down $103,700 from the corresponding 1994 period.

     The net loss for the six months increased $1,112,125 from the prior year, due to a loss in licensing income.

     The  Company continues to seek industry partners, both
U.S. and
     international, for licensing agreements for the Company's research products. In addition, the Company continues to seek opportunities to perform research with respect to drug formulations on a contract basis.


     Liquidity and Capital Resources

     The  Company in the past was dependent upon Birklea,
Ltd., an Irish
     corporation, and other outside sources to provide
equity and/or debt
     financing to the Company to fund its research and
development  and
     other  administrative  costs.   To some extent,  this
dependency  was
     reduced   due  to  the  $1,200,000  licensing/option
agreement   with
     Burroughs Wellcome in fiscal 1995.  In December 1995
Wellcome informed
     the Company that it was not going to exercise its
option on Aztec and
     thus no further funding from this source is currently
expected.  It is
     estimated  that  an additional $165,000 during the next
three  months
     will  be  required  to complete the Phase III Aztec
clinical  trials.
     The  Company  is  currently  seeking  funding  from
outside  sources,
     including licensing arrangements.  There is no
assurance such  funding
     will  be  available, or if available, on terms
favorable or acceptable
     to the Company.  During October 1995 the Company sold
52,800 shares of
     common  stock for a total of $369,600 pursuant to
Regulation  S  under
     the  Securities  Act of 1993 to three non-residents of
the  U.S.   In
     February 1996, the Company sold 36,364 shares pursuant to Regulation S for a total of $100,000. These funds are to pay for clinical trials and general and administrative expenses.

     Except as indicated above, there are no planned expenditures outside the normal operating costs of the Company which will cause the Company to make any extraordinary plans for handling any cash requirements within the foreseeable future.

                       PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
_________________________________________
(a)  Exhibit 3.1   Restated Articles of Incorporation*
     Exhibit 3.2   Restated By-Laws*
     Stock Purchase Agreement - Birklea, Ltd. **
     Stock Option - James M. Dunn, M.D. **
     Stock Option - Jerry R. Dunn **
     Exhibit 10.33  Option Agreement - Burroughs Wellcome
***

*     Incorporated by reference to SEC File No. 2-82403-D
filed
       September 30, 1983
**    Incorporated by reference to SEC File No. 0-11232,
       Form 8-K January 14, 1993
***   Incorporated by reference to SEC File No. 0-11232,
       Form 8-K  December 1, 1994

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                              SIGNATURE PAGE



 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)     VEREX LABORATORIES, INC
BY (SIGNATURE)   /s/ James M. Dunn, M.D.
(DATE)           02/09/95
(NAME AND TITLE) James M. Dunn, M.D.
                 President, ChiefExecutive Officer
                 and Chief Financial Officer

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          JUN-30-1996
[PERIOD-END]                               DEC-31-1995
[CASH]                                          73,784
[SECURITIES]                                         0
[RECEIVABLES]                                   14,627
[ALLOWANCES]                                     2,000
[INVENTORY]                                     10,573
[CURRENT-ASSETS]                               364,739
[PP&E]                                         503,273
[DEPRECIATION]                                 443,757
[TOTAL-ASSETS]                                 612,799
[CURRENT-LIABILITIES]                        2,594,815
[BONDS]                                              0
[COMMON]                                     2,094,338
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                   612,799
[SALES]                                        156,762
[TOTAL-REVENUES]                               159,842
[CGS]                                          102,010
[TOTAL-COSTS]                                1,107,873
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              61,745
[INCOME-PRETAX]                              (948,031)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (948,031)
[EPS-PRIMARY]                                    (.46)
[EPS-DILUTED]                                    (.46)