Form 10-Q/A
period 1995-12-31
VEREX LABORATORIES INC/CO
filed 1996-02-27
CIK 716861

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

14  Inverness  Drive East, D-100             Englewood, Colorado 80112
______________________________________________________________________
          (Address of principal executive offices)

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



         See notes to consolidated financial statements

                VEREX LABORATORIES  INC. AND SUBSIDIARIES
                  Consolidted Statement of Operations
                           (Unaudited)

                               For the Six Months       For the Six Months
                               Ended December 31,1995   Ended December 31,1994
                               ______________________   ______________________
Revenues
   Net Sales                        $156,762                  $212,247
   Licensing Income                                          1,200,000
   Other Income                        3,080                     3,148
                                    ________                __________
                                    $159,842                $1,415,395

Cost and Expenses
   Cost of sales                     102,010                   167,697
   General and administrative        538,213                   520,351
   Research and development          396,877                   500,575
   Operating                           6,484                     2,150
   Marketing                           2,544                     1,870
   Interest                           61,745                    58,658
                                   _________                 _________
                                   1,107,873                 1,251,301
                                  __________                 _________
Net Income (loss)                 ($948,031)                 (164,094)

Net Income (loss) per
 common share (note 3)               ($0.46)                    $0.09

Weighted average shares
 outstanding                       2,058,123                1,915,661




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