Form 10-Q/A
period 1995-12-31
VEREX LABORATORIES INC/CO
filed 1996-03-19
CIK 716861

                      FORM 10-Q AMENDMENT 2

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

(REGISTRANT)     VEREX LABORATORIES, INC
BY (SIGNATURE)   /s/ James M. Dunn, M.D.
(DATE)           03/18/96
(NAME AND TITLE) James M. Dunn, M.D.
                 President, ChiefExecutive Officer
                 and Chief Financial Officer