Form 10-Q
period 1995-03-31
VEREX LABORATORIES INC/CO
filed 1996-05-13
CIK 716861

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1996
                                  --------------
                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number        0-11232
                             ---------

                         VEREX LABORATORIES, INC.
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

              Colorado                                  84-0850695
- --------------------------------                   -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification No.)

14  Inverness  Drive East, D-100             Englewood,  Colorado 80112
- ------------------------------------------------------------------------
             (Address of principal executive offices)

                              (303) 799-4499
          ----------------------------------------------------
          (Registrant's telephone number, including area code)

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

     The registrant had 2,157,975 shares of its no par value common stock outstanding as of March 31, 1996.

                               INDEX

                                                      Page No.
Consolidated Balance Sheets                              2
Consolidated Statement of Operations                     3,4
Consolidated Statement of Cash Flows                     5
Cosolidated Notes to Financial Statements                6,7
Exhibits and Reports on Form 8-k                         7
Signatures                                               8
Financial Data Schedule                                  9

                   VEREX LABORATORIES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets


            Assets                            March 31, 1996    June 30, 1995
                                                (Unaudited)       (Audited)
Current assets
    Cash and cash equivalents                     $31,785          $140,766
    Receivables
        Trade  (net of allowance for doubtful
        accounts of $2,000)                         8,642            17,465
    Inventory                                       8,912            19,337
    Prepaid Expenses                               16,007            15,959
    Research and development                      254,335           296,549
                                                  -------           -------
                                                  319,681           490,076
Property and Equipment, at cost
    Furniture and equipment                       488,983           470,285
    Leasehold improvements                         11,358            11,358
    Automobiles                                     2,932             2,932
                                                  -------           -------
                                                  503,273           484,575
Less accumulated depreciation and amortization)  (451,090)         (430,066)
                                                  -------           -------
                                                   52,183            54,509
Other Assets
    Goodwill (net of accumulated amortization
    of $31,803 and $26,188                         43,054            48,668
    Patents and trademarks, net of accumulated
    amortization of $223,704  and $211,155        155,077           123,305
                                                  -------           -------
                                                  198,131           171,973
                                                  -------           -------
Total                                            $569,995          $716,558
                                                 ========          ========
                  Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable and other accruals           144,537          $157,876
    Accrued Interest                              302,403           215,765
    Notes payable - stockholder                 1,667,000         1,667,000
    Current portion of long-term debt              30,623            40,998
    Accrued salary and benefits payable -
    current portion                               446,287           446,287
                                                ---------         ---------
                                                2,590,850         2,527,926
Long-term liabilities
    Accrued salary and benefits payable,
    net of current portion                      1,674,562         1,367,296
    Long-term debt, net of current portion                            1,061
                                                ---------         ---------
                                                1,674,562         1,368,357
Commitments and contingencies (Note 2)

Stockholder's equity
    Common Stock, no par value, 100,000,000
      shares authorized, 2,157,975 and
      2,007,538 shares issued and outstanding   2,162,810        1,942,923
    Additional paid in capital                  5,200,418        4,671,704
    Accumulated deficit                       (11,058,645)      (9,794,352)
                                              ------------      -----------
                                               (3,695,417)      (3,179,725)
                                              ------------      -----------
Total                                            $569,995         $716,558
                                              ============      ===========

         See notes to consolidated financial statements

                      VEREX LABORATORIES, INC. AND SUBSIDIARIES
                          Consolidated Statement Of Operations
                                     (Unaudited)


                                     For The Nine         For The Nine
                                     Months Ended         Months Ended
                                     March 31, 1996       March 31, 1995
Revenues
    Net sales                         $201,084             $276,578
    Contract Income                     27,658
    Licensing Income                                      1,200,000
    Settlement of claim
    Other Income                         3,472               11,449
                                      --------            ---------
                                      $232,214           $1,488,027

Cost and Expenses
    Cost of sales                      135,163              200,427
    General and administrative         827,530              759,503
    Research and development           431,096              748,544
    Operating                            9,672                6,559
    Marketing                            2,544                1,026
    Interest                            90,502               93,612
                                     ---------            ---------
                                     1,496,507            1,809,671

Income (loss) before income taxes  ($1,264,293)           ($321,644)
                                   ------------           ----------
Income tax (benefits)                   ---                  ---

Net Income (loss)                  ($1,264,293)           ($321,644)
                                   ============           ==========

Net income (loss) per common
    share (note 3)                      ($0.61)              ($0.17)
                                        -------              -------
Weighted average shares outstanding  2,080,308            1,925,201







         See notes to consolidated financial statements

                       VEREX LABORATORIES, INC. AND SUBSIDIARIES
                          Consolidated Statement Of Operations
                                     (Unaudited)


                                     For The Three        For The Three
                                     Months Ended         Months Ended
                                     March 31, 1996       March 31, 1995
                                     --------------       --------------
Revenues
    Net sales                          $44,322              $64,331
    Contract Income                     27,658
    Licensing Income
    Other Income                           392                8,301
                                       -------              -------
                                       $72,372              $72,632

Cost and Expenses
    Cost of sales                       33,153               32,730
    General and administrative         289,317              239,152
    Research and development            34,219              247,969
    Operating                            3,188                4,409
    Marketing                                                  (844)
    Interest                            28,757               34,954
                                       -------              -------
                                       388,634              558,370
                                       -------              -------
Net Income (loss)                    ($316,262)           ($485,738)
                                     ----------           ----------
Net income (loss) per common share
    (note 3)                            ($0.15)              ($0.25)
                                        -------              -------
Weighted average shares outstanding   2,080,308            1,925,201



         See notes to consolidated financial statements

                  VEREX LABORATORIES, INC. AND SUBSIDIARIES
                     Consolidated Statement Of Cash Flows
                                (Unaudited)

                                              For The Nine      For The Nine
                                              Months Ending     Months Ending
                                              March 31, 1996    March 31, 1995
                                              --------------    --------------
Cash Flows from operating activitites
  Net income (loss)                            ($1,264,293        ($321,644)
  Adjustments to reconcile net income
  (loss) to net
    cash flow provided by (used in)
     operating activities
  Depreciation and amortization                     39,188            40,432
  Changes in certain assets & liabilities:
     Research & development                         42,214            42,435
     Receivables                                     8,823            38,066
     Inventory                                      10,425             4,656
     Other assets                                      (48)          (13,893)
     Accounts payable and other accruals            73,299           (58,432)
     Accrued salary and benefits payable           307,266           262,266
                                                   -------           -------
   Net cash provided by (used in)
       operating activities                      ($783,126)          ($6,114)
Cash flows from financing activities:
   Proceeds from note payable                                        123,000
   Payments on note payable                        (11,436)          (35,181)
                                                  ---------          -------
       Net cash provided by (used in)
       financing activities                       ($11,436)          $87,819

Cash flows from investing activities:
   Proceeds from sales of common stock             748,601           180,000
   Additions to property and equipment             (18,698)          (13,785)
   Additions to patents and trademarks             (44,322)          (10,366)
   Deposits on Common Stock purchases                                 47,000
                                                   --------          --------
   Net cash provided by (used in) investing
     activities                                    $685,581          $202,849
                                                   --------          --------

Net increase (decrease) in cash and cash
     equivalents                                  ($108,981)         $284,554
Cash and cash equivalents-beginning of period       140,766            56,487
                                                   ---------          -------
Cash and cash equivalents-end of period             $31,785          $341,041
                                                   =========         ========

Supplemental cash flow information:
    Cash paid for interest was $5,275 (1996) and $5,782 (1995).

            VEREX LABORATORIES, INC. and SUBSIDIARIES
           Consolidated Notes to Financial Statements
                           (Unaudited)


1.   Financial Statements
     --------------------
These unaudited financial statements should be read in conjunction with the Company's financial statements as of June 30, 1995, included in the Annual Report on Form 10-K. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the consolidated financial position and results of operations for the periods presented. The results of operations for the nine-month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year. The Company's consolidated financial statements include the accounts of its wholly-owned subsidiaries, Colorado Nut Company, Inc. and Bear Laboratories, Inc.

2.   Commitments
     -----------
Office Lease:
- -------------
The  Company is obligated under an office lease commencing  April
1, 1995 and ending on March 31, 1997, to pay $4,610.56 in monthly installments.

Clinical Trials:
- ----------------
The  Company is continuing with clinical trials on its AIDS drug,
Aztec,  and  has  made  commitments  for  ongoing  patient   and
laboratory work totaling $242,000, part of which has been completed.

3.   Net Loss Per Common Share
     -------------------------
Net income (loss) per common share for the nine-month periods ended March 31, 1996 and March 31, 1995 has been computed on the basis of the weighted number of common shares outstanding of 2,080,308 and 1,925,201 at March 31, 1996 and 1995 respectively.

4.   Credit Arrangements - Birklea, Ltd.
     -----------------------------------
Effective November 30, 1993, the Company entered into a Credit Agreement with Birklea, Ltd, a major shareholder of the Company, whereby Birklea, Ltd. agreed to use its best efforts to provide up to $10,000,000 in financing to the Company. Advances under the arrangement bear interest at prime rate set by Morgan Guaranty Bank, New York. The convertible promissory note thereunder is secured by the Company's right, title and interest in patent applications, patents, trade names, know-how and trade secrets relating to existing and future drug formulations relating to the drug commonly known as AZT. At March 31, 1996, the Company had drawn down $1,667,000 pursuant to the Credit Agreement. Subject to the Company having sufficient cash resources or alternative borrowing resources, principal is payable July 15, 1996 and interest is payable quarterly commencing March 31, 1994. No interest has been paid on this note.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
- ----------------------------------------------------------
During the first nine months of fiscal year 1996, current assets decreased by $170,395 to $319,681, which was due to the loss for the period of $1,264,293.

  Operations
  ----------
Comparison of the nine-month periods ended  March  31, 1996 and March 31, 1995
- ------------------------------------------------------------------------------
Net  sales  decreased  for  the period  by  27%  from  the  prior corresponding period and relate to snack items.  Cost of sales is down for the period, reflective of the lower sales.  Research and development  costs are down $317,400 from the corresponding  1995 period.

The net loss for the nine months increased $942,649 from the prior year, due to a reduction in licensing income.

The Company continues to seek industry partners, both U.S. and international, for licensing agreements for the Company's research products. In addition, the Company continues to seek opportunities to perform research with respect to drug formulations on a contract basis.


  Liquidity and Capital Resources
  -------------------------------
During the past several months the Company has been dependent upon the sale of common stock pursuant to Regulation S under the Securities Act of 1933 to fund administration expenses and to pay for ongoing clinical trials. It is estimated that an additional $145,000 during the next three months will be required for the Phase III Aztec clinical trials. The Company is currently seeking funding from outside sources, including licensing arrangements. There is no assurance such funding will be available, or if available, on terms favorable or acceptable to the Company. During February and March, 1996 the Company sold 63,637 shares of common stock for a total of $175,001 pursuant to Regulation S under the Securities Act of 1993 to a non-resident of the U.S. These funds were to pay for clinical trials and general and administrative expenses.

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

(b)   No reports on Form 8-K were filed during the quarter  ended
March 31, 1996.


Financial Data Schedule

                         SIGNATURE PAGE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(REGISTRANT)         VEREX LABORATORIES, INC.
BY (Signature)       /s/James M. Dunn, M.D.
(DATE)               May 10, 1996
(NAME AND TITLE      James M. Dunn, M.D  President, Chief Executive Officer
                                         and Chief Financial Officer