Form 10-K
period 1996-06-30
VEREX LABORATORIES INC/CO
filed 1996-09-30
CIK 716861

               SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                        FORM 10-K

                      ANNUAL REPORT
             PURSUANT TO SECTION 13 or 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended  June 30, 1996    or
                              -----------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from               to
                                   --------------    -------------
Commission file number   0-11232
                        ---------

                           VEREX LABORATORIES, INC.
 ---------------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)


           Colorado                                        84-0850695
 ----------------------------                          --------------------
 (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                      Identification No.)


Bldg. D, Suite 100, 14 Inverness Dr. East, Englewood, CO            80112
- --------------------------------------------------------        -------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:      (303) 799-4499
                                                    ------------------------
Securities registered pursuant to Section 12(b) of the Act:

          Title of each class               Name of each exchange on
                                            which registered

                None                                 None
         --------------------              -------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock - No Par Value
- ----------------------------------------------------------------------------
                         (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X      No
                                            ----------  ---------
     The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 20, 1996 was approximately $2,890,000.

     The number of shares outstanding of the Registrant's no par value common stock as of September 20, 1996, was 2,183,177 shares.

                                  PART I

ITEM 1.  BUSINESS
- -----------------
Background
- ----------
     The Company was organized under the laws of the State of Colorado on September 29, 1980. The Company is in the business of acquiring, developing and marketing pharmaceutical and health care products. The Company obtains formulae and patents when available, selects trademarks, designs product packages and promotes and markets, through licensing agreements, pharmaceutical and health care products. During fiscal 1996 the Company had two subsidiaries, Bear Laboratories, Inc., incorporated in April 1991 for the purpose of exploiting VERIN® a drug formulation developed by the Company, and Colorado Nut Company, a distributor of snack items, acquired during fiscal 1992. The Company sold Colorado Nut Company on June 28, 1996.

Going Concern Opinion
- ---------------------
     The Company's auditors have issued a report on August 13, 1996 stating, in effect, that there is substantial doubt as to the Company's ability to continue as a going concern. See Financial Statements.

Birklea, Ltd.
- ------------
     On January 6, 1993, the Company entered into a Stock purchase Agreement ("Agreement") with Birklea, Ltd., 28 Hardcourt Street, Dublin 2, Republic of Ireland whereby Company sold 660,000 shares of its restricted common stock to Birklea, Ltd. for $550,000. The $550,000 was to be expended by the Company as agreed by Birklea, Ltd. and the Company's President. The newly issued shares represented 37% of the Company's outstanding common stock after issuance thereof. Subsequent purchases of common stock have increased Birklea, Ltd.'s holdings to 745,106 which represents approximately 40% of the outstanding shares of Common Stock of the Company.

     The Agreement provided that Birklea, Ltd. had the right to designate one director on management's slate of directors at the next annual meeting of shareholders. Mark Banister of Westerham, Kent, England was designated by Birklea, Ltd. and at a meeting of shareholders on May 4, 1993, was elected a director.

     The Agreement also provided that Birklea, Ltd. has an option through September 1, 1994 to acquire for $2,400,000 such additional shares of common stock of the Company at a price per share to be determined as will permit Birklea, Ltd. to hold 60% of the issued and outstanding common stock of the Company. This option has been extended to January 3, 1997 and may be extended beyond that date.

Birklea, Ltd. had an additional option through September 1, 1995 to purchase common stock of the Company at $30.00 per share in such quantity as would permit in Birklea, Ltd. to acquire an additional 5% of the issued and outstanding common stock of the Company. This option has expired.

Credit Arrangements - Birklea, Ltd.
- -----------------------------------
     Effective November 30, 1993, the Company entered into a Credit Agreement with Birklea, Ltd., a major shareholder of the Company, whereby Birklea, Ltd. agreed to use its best efforts to provide up to $10,000,000 in financing to the Company. Advances under the arrangement bear interest at prime rate set by Morgan Guaranty Bank, New York. The convertible promissory note thereunder is secured by the Company's right, title and interest in patent applications, patents, tradenames, know-how and trade secrets relating to existing and future drug formulations relating to the drug commonly known as AZT. At June 30, 1996, the balance on this note was $1,667,000. Principal is payable July 15, 1996. Principal and interest are due upon 120 days written notice or July 15, 1997. Interest is accruing at bank prime rate, 8.25% at June 30, 1996.

     The convertible promissory note grants Birklea, Ltd. the option to convert the balance due under such note to common stock of the Company on the same terms that Birklea, Ltd. may purchase common stock of the Company under the Stock Purchase Agreement of January 6, 1993 between the Company and Birklea, Ltd. See above.

Licensing Activities
- --------------------
     The Company has licensing agreements with several foreign-based pharmaceutical companies covering the Company's patented constant-release rate formulation of VEREXAMIL®, as well as its proprietary once daily delivery system for diltiazem, drugs used in the treatment of heart disease and hypertension. These agreements provide the licensee the exclusive right to manufacture and market the formulations in a certain geographical area for a specified period of time subject to the licensee maintaining high quality of material and workmanship for the product and require an initial licensing fee payable to the Company and a royalty to the Company based on product sales or other arrangements.

     The Company has not licensed its technology relating to other sustained release prescription drugs. Licenses provide for the Company to obtain health registration for the products as well as manufacturing the finished dosage form.

     The following table summarizes licensing agreements in existence at June 30, 1996:

Licensee and
Year of License               Territory               Drug
- ----------------              ---------               ----
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

Trima Pharmaceutical           Israel              Verapamil,
(1993)                                             Diltiazem

Trimel Life Sciences          Canada and           Nifedipine,
(Formerly Galen               United States        Naproxen,
 Pharma, Inc.)                                     Indomethacin
(1988)

Trimel Pharmaceutical          Israel              Verapamil,
(1992)                                             Diltiazem

Productos BiotyLDA             Portugal            Verapamil
(1988)

     Royalties on the foregoing licensing agreements range from 5% to 7.5% of invoice sales and there is no minimum sales requirements pursuant to the agreements. The Company has not received any significant royalties to date.

     The Company intends to continue to pursue licensing arrangements with respect to marketing and/or developing its drug formulations and compounds. No such arrangements were entered into during fiscal 1996, primarily due to research and clinical trials on AZTEC®.

AZT Formulation
- ---------------
     The Company has developed a unique controlled release rate formulation of zidovudine (AZT), the primary drug used in the treatment of persons diagnosed as having Acquired Immunodeficiency Syndrome (AIDS) or being HIV positive.
The trademark name AZTEC® has been registered with the United States Patent and Trademark Offices and a patent has been filed with authorities in the U.S.

and Europe. The Company's formulation has been the subject of a clinical study at the University of Colorado Health Science Center which concluded that the AZTEC® formulation had fewer adverse side effects, produces longer duration blood level curves, and higher intercellular phosphorated AZT levels than the currently used AZT drug (Retrovir®). Further, AZTEC® is administered twice daily compared to 5-6 a day dosages of Retrovir®. During the fiscal years ended June 30, 1995 and 1996 clinical trials of AZTEC® were conducted at fifteen sites in the United States at a cost of approximately $885,000. The Company has been dependent upon Birklea, Ltd. and Burroughs-Wellcome (now Glaxo-Wellcome) for funding for such trials. The Company has engaged in extensive discussions with Glaxo-Wellcome with a view to interesting that Company in licensing AZTEC®, however these efforts have not been successful to date.

Nanospheres
- -----------
     The Company has developed (patent pending) a drug delivery system that will enable oral administration of many drugs of macromolecule size, particularly proteins, polypeptides and polysaccharides, which have low or no bioavailability when given orally. This technology involves the use of nanospheres which are loaded with active drug. These nanospheres are biodegraded over several days in the body and the active drug is released slowly. So far, Verex researchers have been successful in developing heparin nanospheres that, when given to animals as a single dose, produced therapeutic levels for seven days. An article has been published on this process, and patents and trademarks have been filed.

     In early 1996, the Company was contacted by the Pediatric AIDS division of the National Cancer Institute, a part of the National Institutes of Health. The Company was asked if it could formulate a pediatric long acting AZT preparation. The Company obliged the NCI and made the formulation, which was subsequently tested in animal models and found to have activity at more than two weeks following a single dose. Scientists from the NCI are currently preparing studies to administer this new formulation to their primate models.

Amantex®
- -----------
     This is an antiviral compound, delivered in a controlled release formulation, for the treatment of recurrent herpetic lesions. The Company has received a trademark for this product.

Veraderm®
- ------------
     Veraderm is a wound dressing, made from a proprietary formulation of polymers that, when applied superficially to an open wound, can enhance healing while diminishing the chances of infection. Early testing has shown it to be particularly beneficial in the treatment of decubitus ulcers. A trademark has been received.

Psorex®
- -----------
     The Company has discovered a treatment for psoriasis which it believes is safe and effective with no side effects. Psoriasis is a chronic inflammatory skin disease, characterized by skin scaling and ulcerations, which affects about 2% of the population. The formulation is a tablet, Psorex®, which contains safe ingredients and which the Company hopes to market over-the-counter after independent studies are completed and in compliance with FDA labeling requirements. The Company's preliminary studies indicate that about 85% of patients show marked improvement when taking one to three tablets daily at bed time. The Company has received a trademark for Psorex®.

Government Regulation
- ---------------------
     Non-prescription drug products are regulated by various federal, state, municipal and foreign regulatory agencies with respect to safety, effectiveness, advertising and labeling. The principal regulatory agency in the United States is the Food and Drug Administration ("FDA") which requires evidence of safety and efficacy of a drug formulation before it can be marketed.

     Non-prescription or over-the-counter ("OTC") drugs are generally recognized by the FDA as safe and effective if they meet certain conditions set forth in FDA regulations. These regulations relate to such items as ingredient quantity and quality, manufacturing practices, side effects, labeling, container components, dosage instructions and warnings for misuse. Independent advisory panels of qualified experts are appointed under FDA regulations to review the safety and efficacy of certain OTC drugs.

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

Patents and Trademarks
- ----------------------
     The Company has developed proprietary technologies which relate to the development of its drug formulations and business. These technologies relate primarily to the constant release characteristics of such formulations. The Company holds several patents and has filed other patent applications relating to these technologies.

     The Company has obtained several U.S. Trademarks, including one for its name and others for capsules and formulations which have been utilized in products and formulations relating to constant release rate delivery systems.

Competition and Markets
- -----------------------
     The Company's drug formulations face severe competition from many companies which have far greater financial and technical resources as well as an established reputation.

     The Company has sought licensing arrangement for its formulations rather than engage in significant marketing efforts of its own. Its limited retail marketing efforts have been undertaken primarily to enhance product licensing opportunities.

Colorado Nut Company, Inc.
- --------------------------
     For nearly five years the Company owned Colorado Nut Company, Inc., a Colorado corporation. This company distributed snack items to retail establishments in the Denver metro area prior to the acquisition and continued such distribution and mail order snack sales thereafter. For the year ended June 30, 1996 this wholly owned subsidiary had a net loss of $(42,394). On June 28, 1996 the Company sold this subsidiary for $45,000 and carried back two notes for $35,000, one which is secured by common stock of Colorado Nut Company, Inc.

Employees
- ---------
     The Company has three full-time employees, one of whom is an officer and director. Further, during 1996 four persons worked for the Company's former subsidiary, Colorado Nut Company, Inc.

ITEM 2.  PROPERTIES
- -------------------
     The Company leases office and research facilities at 14 Inverness Drive East, Building D, Suite 100, Englewood, Colorado, consisting of 8,926 square feet of space at $6,213 per month pursuant to a two-year lease through March 31, 1997. The Company sublets a portion of the premises at $4,100 per month to an officer of the Company. For its snack distribution business, the Company leased approximately 4,864 square feet for processing at 730 S.

Jason Street, Denver, Colorado pursuant to a five-year lease at $1,611.75 per month through July 31, 1998.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------
     No legal proceedings are pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------
     No matters were submitted to the Company's shareholders for a vote during the Company's fiscal fourth quarter.

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

__________________________________________________________________

                                                 High           Low
Fourth Qtr. (Ended June 30, 1996)               $ 7.25          $2.25
Third Qtr. (Ended March 31, 1996)               $ 4.00          $2.50
Second Qtr. (Ended December 31, 1995)           $11.00          $2.50
First Qtr. (Ended September 30, 1995)           $ 9.00          $6.50
Fourth Qtr. (Ended June 30, 1995)               $ 9.00          $4.00
Third Qtr. (Ended March 31, 1995)               $10.00          $6.00
Second Qtr. (Ended December 31, 1994)           $11.25          $5.25
First Qtr. (Ended September 30, 1994)           $ 5.25          $1.75

- -------------------------------------------------------------------------
     The foregoing quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     As of September 20, 1996, the Company had approximately 1,400 holders of record of its common stock and the closing bid price on its common stock was $2.50.

     The Company has not paid any dividends since its inception and presently anticipates that all earnings will be retained for development of the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------
     Following is a summary of selected financial data. See the financial statements included herein for more complete information.

               6/30/96      6/30/95      6/30/94      6/30/93      6/30/92
             and for the  and for the  and for the   and for the  and for the
             Year Ended   Year Ended   Year Ended   Year Ended   Year Ended
               6/30/96      6/30/95      6/30/94      6/30/93      6/30/92
            -----------   -----------  ----------   ----------   ------------
Working
Capital    $(1,881,892)  $(2,037,850)  $(1,187,055)  $111,093       $4,606
Total
Assets         657,936       716,558       824,122    957,123      352,839
Total
Liabi-
lities       4,519,380     3,896,283     3,258,004  1,908,720    1,165,465
Long Term
Debt         2,207,823     1,368,357     1,473,437  1,223,129    1,007,379
Share-
holders'
Equity      (3,861,444)   (3,179,725)   (2,433,882)  (951,597)    (812,626)
Revenues        32,242     1,561,099      827,038     902,974      458,127
Net Income
(Loss)      (1,847,440)   (1,281,345)   (1,872,285)  (888,971)    (653,516)
Net Income
(Loss) Per
Share             (.89)         (.65)         (.99)      (.60)       (.60)


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         ------------------------------------
Results of Operations
- ---------------------
     1996 Compared to 1995
     ---------------------
     Revenues were down $1,181,428 from 1995 during which the Company had licensing income of $1,200,000 from one source, Burroughs-Wellcome for clinical trials on AZTEC®. See page 4 above. Without this source of funds to pay for research and clinical trials the Company relied on capital infusions from the sale of its common stock to cover those and other operating expenses of the Company. For those reasons the Company's net loss for the year was 44% higher than the net loss for 1995. Included in the loss is a $42,394 loss from the Company's snack food subsidiary which was slightly lower than its loss for fiscal 1995.

     Costs and expenses for fiscal 1996 were 25% lower than last years primarily due to a $603,810 reduction in research and development costs. This is largely as a result of the ATZ clinical trials expenses being higher in fiscal 1995 than in fiscal 1996 when the trials were completed. Marketing expenses were up $25,146 or 161% as the Company was more involved in marketing efforts, including licensing arrangements, for its drug formulations.

     1995 Compared to 1994
     ---------------------
     Revenues were up 89% from fiscal 1994 primarily due to the revenues generated from the Wellcome Agreement on AZTEC®. Sales at the Company's snack food subsidiary were down 56%.

     Costs and expenses increased for fiscal 1995 $146,121 due primarily to the costs experienced relating to the clinical trials on the Company's AZTEC® formulation. See "BUSINESS - AZT Formulation." These costs are included in research and development which expense is approximately $178,000 higher for 1995. This item contributes the most to the Company's operating loss for 1995. AZTEC® generates no revenues for the Company since it is still in the clinical trial stage. There is no assurance this formulation will become a revenue generating product.

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

     1994 as Compared to 1993
     ------------------------
     Revenues were down 8% from fiscal 1993 primarily due to lower sales at the Company's snack food subsidiary. During the year this subsidiary moved its packaging and sales facility from Wheat Ridge to Denver, which in part may have affected sales. The Company's contract and other income of $211,192 increased substantially compared to 1993 when the Company only had $921 from these sources.

     Costs and expenses increased for fiscal 1994 $907,400 due primarily to the costs experienced relating to the clinical trials on the Company's AZTEC® formulation. See "BUSINESS - AZT Formulation." These costs are included in research and development which expense is nearly $1,000,000 higher for 1994. This item contributes the most to the Company's operating loss for 1994. AZTEC® generates no revenues for the Company since it is still in the clinical trial stage. There is no assurance this formulation will become a revenue generating product.

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

Liquidity and Capital Resources
- -------------------------------
     At August 13, 1996 the Company's auditors express concern as to the ability of the Company to continue in light of losses and net capital deficiency. See Financial Statements.

     At June 30, 1996 the Company had a working capital deficiency of $1,881,892 compared to negative working capital of $2,037,850 at June 30, 1995. The principal items contributing to the deficiency is the loss of $1,847,440 for fiscal 1996 and in excess of $1,600,00 in note payable and accrued interest to the Company's principal shareholder.

     The Company has no capital commitments other than salaries of the president and two other employees and the payment of rent on its facilities lease. Such commitments are not satisfiable from current revenues. Further, the Company has very limited cash resources to operate the Company at its current level of expense through December 31, 1996 without liquidity problems. In the past the Company has been dependent for funding on Birklea, Ltd. which holds options to purchase common stock through January 3, 1997. During fiscal 1996 the Company it has been able to fund its research, clinical trials and administrative costs from funds obtained from Burroughs-Wellcome (now Glaxo-Wellcome) and the sale of newly issued common stock to several private foreign purchasers. There is no assurance that additional funding will be forthcoming.

     During the year ended June 30, 1996 the Company made sales of 175,639 shares of common stock to foreign purchasers pursuant to Regulation S under the Securities Act of 1933 raising approximately $840,721 in total. Subsequent to fiscal year-end and additional 26,000 shares of common stock were sold for $65,000. The Company may continue to raise capital to fund operations through this means in fiscal 1997.

Industry Trends
- ---------------
     There is substantial competition with respect to delayed release drug delivery products from major, highly recognized, manufacturers with large advertising budgets. In addition, major drug manufacturers currently market recognized prescription formulations for verapamil, naproxen, indomethacin and AZT.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------
     Attached hereto are financial statements responsive to this Item.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- -------------------------------------------------------------
     None.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
- ------------------------------------------
     The By-laws of the Company provide that the affairs of the Company shall be managed by its Board of Directors consisting of at least three persons. There is a family relationship between the directors. The following table sets forth information about each director of the Company.

Name                          Age           Occupation
James M. Dunn, M.D. (1)      59       President and a Director of the Company
                                      (1980-Present); Treasurer of the Company
                                      (1981-Present); Chairman of the Board
                                      of Directors and Chief Executive Officer
                                      of the Company (1982-Present); Assistant
                                      Professor, School of Medicine, Louisiana
                                      State University (1979-1981); Vice-
                                      President-Medical Affairs, Boots
                                      Pharmaceutical, Inc. (1979-1980);
                                      Director of Clinical Pharmacology and
                                      Research, Wallace Laboratories (1976-
                                      1979).

Jerry R. Dunn (1)            60       Director of the Company (1980-Present);
                                      Vice President of the Company (5/89-
                                      Present); Vice President of Business
                                      Operations (1992-Present); Secretary of
                                      the Company (1981-5/89); Self-employed
                                      Attorney (1965-Present); officer and
                                      director of several closely-held
                                      corporations and partner in various
                                      partnerships involved in real estate and
                                      real estate related enterprises (1971-
                                      Present).

James B. Petre               43       Director of the Company January, 1993-
                                      Present).  Owner of Foremost Properties,
                                      Englewood, Colorado a real estate
                                      development and brokerage firm (1989-
                                      present).  Vice President and a director
                                      of Previews, Inc., Denver, Colorado, a
                                      real estate brokerage firm (1984-1989).
                                      Mr. Petre is licensed as a real estate
                                      broker with the Colorado Real Estate
                                      Commission.

Mark Banister               33        Private Investor (1991-Present).
                                      United States Equities Trader with
                                      Morgan Stanley International, London,
                                      England (1987-1991).  Senior Dealer,
                                      United States Equities for County
                                      Securities Ltd., London, England (1982-
                                      1986).

- ------------------------------
(1) Dr. James M. Dunn and Mr. Jerry R. Dunn are brothers and comprise all of the executive officers of the Company.

     The Board of Directors does not have Audit, Compensation or Nominating Committees. During the period from July 1, 1995 to June 30, 1996, the Board of Directors met 13 times, and all directors attended the meetings, either in person or by telephone.

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------
     The following tabular information includes all plan and non-plan compensation paid to the Company's President and to all other executive officers whose total annual salary and bonus is $100,000 or more.

Summary Compensation
- --------------------
               Annual Compensation                  Long-Term Compensation
              ---------------------                ------------------------

                                                   Awards          Payouts
                                  Other
Name                              Annual   Restricted                All Other
and                               Compen-   Stock              LTIP    Compen-
Principal     Salary     Bonus    sation   Award(s)   Options/ Payouts sation
Position Year  ($)        ($)      ($)       ($)      SARs(#)    ($)    ($)
- -------- ---- --------  --------  ------   --------   -------  ------- -------
James M. 1996 456,8901   -0-     54,6542     -0-        -0-      -0-    -0-
Dunn,
M.D.     1995 403,9701   -0-     45,5302     -0-        -0-      -0-    -0-
(Pres-
ident    1994 360,0451   -0-     39,2682     -0-        -0-      -0-    -0-
and
Chair-
man
of the
Board

_________________________

1 Dr. Dunn was actually paid $125,000, $125,000 and $125,000 as salary for the years ended June 30, 1996, 1995, and 1994, respectively. The annual salaries set forth above are pursuant to Dr. Dunn's employment contract discussed below. Certain amounts due to Dr. Dunn in excess of the amount paid in the respective periods have been deferred through January 1, 1997 pursuant to an agreement with Dr. Dunn. At June 30, 1996, the total deferred salary and benefits payable was $2,207,823.

2 Dr. Dunn actually received $34,902 in fiscal 1996, $27,957 in fiscal 1995, and $25,774 in fiscal 1994 in other forms of compensation comprised of premiums paid on life insurance and automobile lease and maintenance expense. He earned $19,752, $17,573, and $13,494 in vacation allowance for fiscal 1996, 1995 and 1994, respectively and $3,000, $3,000 and $14,000, respectively in product minimum royalties for fiscal 1996, 1995 and 1994, all of which he has agreed to defer along with accumulated amounts through January 1, 1998. Deferred accumulated royalty payments were $200,250 and $197,000, at June 30, 1996 and 1995, respectively. Accumulated vacation allowance is included in the deferred accumulated salary amount set forth in Note (1) above.

            AGGREGATED OPTION/SAR EXERCISES IN LAST
       FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                Value of
                                            Number of          Unexercised
                                           Unexercised        In-the-Average
                                           Options/SARs        Options/SARs
                                           at FY-End            at FY-End
                                           -----------        -------------
              Shares Acquired    Value     Exercisable/        Exercisable/
Name           on Exercise      Realized  Unexercisable       Unexercisable
- ------        ---------------  --------- ---------------     ---------------
James M.          0             0               (1)               (3)
Dunn, M.D.

Jerry R.
Dunn              0             0               (2)               (3)

- -------------------
     (1) For such number of shares, to be determined, at $.80 per share, as will permit holder to acquire up to 25% of the outstanding common stock of the Company.

     (2) For such number of shares, to be determined, at $.80 per share, as will permit holder to acquire up to 3% of the outstanding common stock of the Company.

     (3) At fiscal year end, the average closing bid price of the Company's common stock was $2.50 per share as reported by the Electronic Bulletin
Board. Thus, the value of such options are $1.70 per share which is the difference between exercise price and market price and which assumes that such shares could be sold on exercise which is not possible.

Employment Contract - James M. Dunn, M.D.
- -----------------------------------------
     On November 30, 1993, the Company entered into a new employment agreement with its President, James M. Dunn, M.D. whereby Dr. Dunn agreed to serve as President of the Company until he reaches the age of 65 (2003) and agreed to assign to the Company all his right, title and interest in his inventions, discoveries, innovations, concepts and know-how during the period of the Agreement. Dr. Dunn is entitled to receive an annual salary of $338,000, subject to annual adjustments, a $3,000,000 life insurance policy, disability insurance equal to 80% of his gross income, and health insurance. In addition, he is entitled to a 2% royalty on the first $5,000,000 in net sale price of any Verex patented product, a 1% royalty on net sales in excess of $5,000,000 and a 2% royalty on Verex licensed technology.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
- ----------------------------------------------------------
     AND MANAGEMENT
     --------------
     Based on certain reports filed with the Securities and Exchange Commission, the table on the following page reflects certain information as of September 20, 1996 as to beneficial holders of more than 5% of the outstanding shares of Common Stock of the Company and as to Common Stock beneficially owned by all executive officers and directors of the Company as a group:

                        Amount and Nature            Percent of Shares
Name of                   of Beneficial               of Common Stock
Beneficial Owner          Ownership (1)                Outstanding
James M. Dunn, M.D.         360,560                      16.5%

Jerry R. Dunn                50,650                       2.3%

Birklea Ltd.(2)(3)          745,106                      34.1%

James Petre                   -0-                           0%

Mark Banister(3)              -0-                           0%

Officers and
Directors
as a Group
(4 persons)            1,156,316(4)                      53.0%

____________________

(1)This table is based on 2,183,177 shares outstanding and does not include presently exercisable options to purchase shares of the Company's Common Stock held by each of the foregoing. See "Certain Relationships and Related Transactions" below for details. Beneficial ownership by any person includes direct or indirect voting power and investment power with respect to such shares of common stock of the Company.

(2)The Company is informed that the owner of all the voting and investment power of Birklea, Ltd. is Peter Josse, c/o Birklea, Ltd., P.O. Box 303, St. Helier, Jersey, Channel Islands, U.K..

(3)Mr. Banister holds a power of authority to vote the shares held by Birklea, Ltd.

(4)Includes shares held by Birklea, Ltd.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------
     The Company leases facilities at a monthly rate of $6,213 plus a pro rata share of maintenance costs. A portion of the space is subleased to Jerry R. Dunn, an officer of the Company at $4,100 per month. Management believes the terms of the foregoing facilities sharing are as fair to the Company as could be arranged with an independent party.

     Jerry R. Dunn, a non-salaried officer and director of the Company, from time to time provides legal services to the Company. For the year ended June 30, 1996 the Company paid a total of $22,780 in fees for legal services to Jerry R. Dunn. Management believes the terms on which these services are performed and charged are as fair to the Company as could be obtained from an independent lawyer.

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- ----------------------------------------------------------------------------
(a)   (1)  The following consolidated financial statements are included in
           Part II, Item 8 of this Report:

          Report of Independent Certified Public Accountants

          Balance Sheets at June 30, 1996 and 1995

          For the years ended June 30, 1996, 1995 and 1994

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

The following Exhibit was included as an Exhibit to the Form 8-K, SEC File No. 0-11232, filed December 13, 1994.

         10.33 - Option Agreement - Burroughs Wellcome Co.

The following Exhibit is attached hereto:

         10.21 - Letter of James M. Dunn, M.D. re deferral of certain compensation.

(b)No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

             VEREX LABORATORIES,INC. AND SUBSIDIARIES




                     Table of Contents
                     -----------------
                                                                        Page
                                                                        ----
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . .F - 2

Financial Statements

    Consolidated Balance  Sheets - June 30, 1996 and 1995. . . . . . . .F - 3

    Consolidated Statements of Operations -
     For the Years Ended June 30, 1996, 1995 and 1994
     and Cumulative from September 29, 1980 (inception)
     to June 30, 1996 . . . . .  .  .  .  .  .  .  .  .  .  .  .  .  .  F - 4

    Consolidated Statements of Stockholders' Deficit -
     For the Years Ended June 30, 1996, 1995 and 1994
     and Cumulative from September 29, 1980 (inception) to
     June 30, 1996 . . . . .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  F - 5

    Consolidated Statements of Cash Flows -
     For the Years Ended June 30, 1996, 1995 and 1994
     and Cumulative from September 29, 1980 (inception)
     to June 30, 1996 . . . . . .  .  .  .  .  .  .  .  .  .  .  .  .   F - 6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .F - 7

                      INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Verex Laboratories, Inc. and Subsidiaries
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Verex Laboratories, Inc. (a development stage enterprise) and Subsidiaries as of June 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended June 30, 1996 and the amounts for the years ended June 30, 1996, 1995 and 1994 included in the cumulative period from inception (September 29, 1980) to June 30,1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verex Laboratories, Inc. and Subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, and the amounts for the years ended June 30, 1996, 1995 and 1994 included in the cumulative period from inception (September 29, 1980) to June 30, 1996 in conformity with generally accepted accounting principles.

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




                                         Ehrhardt Keefe Steiner & Hottman PC

August 13, 1996
Denver, Colorado

              VEREX LABORATORIES, INC. AND SUBSIDIARIES
                  (a development stage enterprise)

                    Consolidated Balance Sheets




                                                      June 30,
                                          ----------------------------------
                                               1996               1995
                                             -------             ------

                              Assets

Current assets
  Cash and cash equivalents                  $155,229            $140,766
  Receivables
      Trade - (net of allowance for
      doubtful accounts of $2,000
      (1995))                                  10,146              17,465
  Note receivable - current (Note 2)           18,877                -
  Inventory                                      -                 19,337
  Prepaid expenses                             16,376              15,959
  Patented drug products                      229,037             296,549
                                             ---------           ---------
                                              429,665             490,076
                                             ---------           ---------
Property and equipment, at cost
  Furniture and equipment                     489,900             470,285
  Leasehold improvements                        1,317              11,358
  Automobiles                                    -                  2,932
                                             --------            ---------
                                              491,217             484,575
  Less accumulated depreciation and
  amortization                               (440,242)           (430,066)
                                             ---------           ---------
  Property and equipment - net                 50,975              54,509
                                             ---------           ---------

Other assets
 Notes receivable - long-term (Note 2)         16,123                -
  Goodwill - net of accumulated
  amortization $26,188 (1995)                    -                 48,668
  Patents and trademarks, net of
  accumulated amortization of
  $232,581 (1996) and $211,155
  (1995) (Note 3)                             161,173             123,305
                                             ---------           ---------
                                              177,296             171,973
                                             ---------           ---------

Total                                        $657,936            $716,558
                                             ========            ========

 Liabilities and Stockholders' Deficit


Current liabilities
  Checks written in excess of
  bank balance                               $59,543             $   -
  Accounts payable and other accruals        225,744              157,876
  Accrued interest                           359,270              215,765
  Notes payable - stockholder (Note 3)     1,667,000            1,667,000
  Current portion of long-term debt
  (Note 3)                                      -                  40,998
  Accrued salary and benefits payable -
  current portion (Note 7)                      -                 446,287
                                          -----------           ----------
                                           2,311,557            2,527,926
                                          -----------           ----------
Long-term liabilities
  Accrued salary and benefits payable,
  net of current portion (Note 7)          2,207,823            1,367,296
  Long-term debt, net of current
  portion (Note 3)                              -                   1,061
                                          -----------           ----------
                                           2,207,823            1,368,357
                                          -----------           ----------

Commitments and contingencies
  (Notes 7 and 8)

Stockholders' deficit
  Common stock, no par value,
100,000,000 shares authorized,
2,301,359 (1996) and 2,007,538
(1995) shares issued and
outstanding                                2,285,331            1,942,923

  Additional paid-in capital               5,495,017            4,671,704

  Deficit accumulated during the
  development stage                      (11,641,792)          (9,794,352)
                                         ------------          -----------
                                          (3,861,444)          (3,179,725)
                                         ------------          -----------

Total                                       $657,936             $716,558
                                         ============          ===========

                    See notes to consolidated financial statements.

           VEREX LABORATORIES, INC. AND SUBSIDIARIES
               (a development stage enterprise)


             Consolidated Statements of Operations

                                                                  Cumulative
                                                                     from
                                                                 September 29,
                                                                     1980
                                                                (inception) to
                    For the Years Ended June 30,                    June 30,
            -------------------------------------------------  ---------------
                  1996             1995             1994            1996
              ------------     ------------     -------------    ------------
Revenues
 Net sales  $      -         $       -         $      -      $     233,523
 Licensing
income             -             1,200,000            -          1,606,686
Contract
income            27,658             -              150,000      1,527,668
Interest
income             3,933            13,264            -            918,199
Gain on
sale of
investment         -                -                 -            334,881
Other                651               406           58,006        122,623
              -----------      -------------    -------------    -----------
                  32,242         1,213,670          208,006      4,743,580
              -----------      -------------    -------------    ----------

Costs and
expenses
Cost of
sales              -                 3,211            2,781        144,919
Write down
of inventory       -                -                 -            306,250
General and
administr-
ative            888,402           918,625          711,518      8,703,807
Research and
development      749,740         1,353,550        1,175,875      5,730,440
Operating          5,048             5,245            5,317         20,880
Marketing         40,762            15,616           39,735        759,565
Interest         144,383           143,123           65,350        374,293
Loss on
disposal
of assets          -               -                  -             33,425
              -----------      ------------      ------------   ------------
               1,828,335         2,439,370        2,000,576     16,073,579
             ------------      ------------      ------------   ------------



Net loss
from
continuing
operations    (1,796,093)       (1,225,700)      (1,792,570)   (11,329,999)
Discontinued
operations
(Note 6)
Loss from
operations
of discon-
tinued
subsidiary       (42,394)          (55,645)         (79,715)      (302,840)
Loss on
disposal of
subsidiary        (8,953)            -                 -            (8,953)
            -------------      -------------     ------------   -------------
Net loss     $(1,847,440)      $(1,281,345)     $(1,872,285)  $(11,641,792)
            =============      =============     ============   =============
Net loss
per common
share from
continuing
operations
(Note 4)     $      (.87)     $       (.63)    $       (.94)   $     (5.44)
             ============      =============    =============  =============
Net loss
per common
share from
discontinued
operations
(Note 4)     $      (.02)      $      (.02)    $      (.05)   $       (.15)
            ============       ============     ============   =============
Net loss
per common
share
(Note 4)     $      (.89)      $      (.65)    $      (.99)   $      (5.59)
            ============      ============     ============   =============



                    See notes to consolidated financial statements.
                                   F-4

             VEREX LABORATORIES, INC. AND SUBSIDIARIES
                (a development stage enterprise)


          Consolidated Statements of Stockholders' Deficit
   For the Period September 29, 1980 (inception) to June 30, 1996



                                                                  Deficit
                                                                Accumulated
                                              Additional         During the
                         Common Stock          Paid-in          Development
                     Shares        Amount       Capital            Stage
                   -----------  -----------  ------------     ---------------
                    (Note 2)
Shares issued
to officers
and directors
in exchange for
cash on July 10,
1981               4,650,000   $     100    $      -         $        -

Sales of general
and limited
partnership
units in Novarex
Systems, Ltd.,
including
accrued interest
on notes           1,499,900     612,683           -                  -

Shares issued
to an officer
in exchange for
cash on
February 8, 1983      25,100         251           -                  -

Shares issued
($.83, $1.00 and
$2.35 per share),
net of offering
costs of $690,952
(Note 2)           5,745,121   1,038,534       4,018,057              -

Shares issued
in exchange
for services          30,000      19,500           -                  -

Reverse stock
split 1:10       (10,084,500)        -             -                  -

Net loss for
the period
September 29,
1980 (inception)
to June 30, 1993      -              -             -            (6,640,722)
                 ------------  -------------  -------------   --------------

Balances -
June 30, 1993     1,865,621    1,671,068       4,018,057        (6,640,722)

Stock issuance
($2.35 per share)    48,750      114,563         275,437              -

Net loss for the
year ended June
30, 1994              -              -             -            (1,872,285)
                ------------  --------------  -------------   --------------

Balances -
June 30, 1994     1,914,371    1,785,631       4,293,494        (8,513,007)

Stock issuance
($4.00 per share)    11,750       13,805          33,195              -

Stock issuance
($6.00 per share)    81,417      143,487         345,015              -

Net loss for the
year ended June
30, 1995               -            -              -            (1,281,345)
                ------------  --------------  --------------   -------------

Balances -
June 30, 1995    2,007,538     1,942,923       4,671,704        (9,794,352)

Stock issuance
($2.75 per
 share)             81,819        66,089         158,912              -

Stock issuance
($6.00 per
share)              34,000        59,921         144,079              -

Stock issuance
($7.00 per
share)              52,800       108,563         261,037              -

Stock issued
for services
($6.00
per share)           7,020        12,372          29,748              -

Stock issuance
($2.75 per
share)             118,182        95,463         229,537              -

Net loss for
the year
ended June
30, 1996             -             -               -            (1,847,440)
                -------------  ------------  -------------   ---------------
Balances -
June 30, 1996    2,301,359    $2,285,331      $5,495,017      $(11,641,792)
                ============  =============  =============   ===============

                See notes to consolideted financial statements

           VEREX LABORATORIES, INC. AND SUBSIDIARIES
               (a development stage enterprise)


            Consolidated Statements of Cash Flows



                                                              Cumulative
                                                                 from
                                                              September 29,
                      For the Years Ended June 30,           1980 (inception
                      ----------------------------             to June 30,
                    1996          1995           1994              1996
                   ------        ------         ------     ------------------
Cash flows
from operating
activities
  Net loss      $(1,847,440)   $(1,281,345)   $(1,872,285)      $(11,641,792)
Adjustments
to reconcile
net loss to
net cash
used by
operating
activities
Amortization         28,913         26,699         25,235            315,484
Depreciation         33,916         29,891         30,302            710,564
Gain (loss)
on sale of
assets                8,953           -              (140)            37,571
Non-cash loss
on sale of
investments         (35,000)          -              -              (369,881)
Other                  -              -              -                38,932
Common stock
issued for
services             42,120           -              -                61,620
Change in
certain assets
and liabilities
Research and
development            -              -              -              (490,000)
Patented drug
products             67,512        150,828         42,623            260,963
Receivables           7,319         38,695         19,285             10,464
Inventory            19,337         11,263         12,135              8,448
Prepaid
expenses               (417)        (9,071)        10,328                840
Other assets          -               -               498            (16,321)
Accounts
payable
and other
accruals            127,411         62,666         (5,523)           259,639
Accrued interest    143,505        143,687         72,078            359,270
Accrued salary
and benefits
payable             394,240        350,356        240,098          2,207,823
                  -----------   -----------    ------------     -------------
                    837,809        805,014        446,919          3,395,416
                  -----------   -----------    ------------     -------------
Net cash used
by operating
activities       (1,009,631)      (476,331)    (1,425,366)        (8,246,376)
                 -----------     ----------   ------------       ------------
Cash flows
from investing
activities
Proceeds from
sale of common
stock             1,123,601        535,502       390,000           2,799,103
Proceeds from
sale of
securities             -              -             -                404,588
Acquisition
of subsidiary          -              -             -                (21,898)
Proceeds from
sale of
equipment              -              -             -                 40,200
Additions to
property and
equipment           (30,382)       (14,360)      (37,014)           (838,359)
Additions to
goodwill,
patents and
trademarks          (27,066)       (42,102)      (62,098)           (425,833)
                  -----------    ----------    -----------       ------------
Investment in
securities             -              -             -                (69,707)
Net cash
provided by
investing
activities        1,066,153        479,040       290,888           1,888,094
                 -----------      ---------    ----------        ------------

Cash flows
from financing
activities
Sale of
general
and limited
partnership
units                  -             -              -                326,000
Proceeds from
note payable           -          123,000      1,098,000           1,808,000
Payments on
note payable        (42,059)      (41,430)       (55,369)           (214,114)
Payment of
note
receivable             -             -              -                286,663
Net proceeds
from insurance
of common
stock                  -             -              -              4,306,962
Long-term
borrowings             -             -              -                 49,470
Decrease in
long-term
borrowings             -             -              -                (49,470)
                 -------------  ------------  --------------   --------------

Net cash
provided by
financing
activities          (42,059)       81,570      1,042,631           6,513,511
                -------------   -----------   -------------   ---------------
Net increase
(decrease)
in cash
and cash
equivalents          14,463        84,279        (91,847)            155,229

Cash and cash
equivalents -
beginning of
year                140,766        56,487        148,334                -
                 ------------   -----------   -----------    ----------------
Cash and cash
equivalents -
end of year        $155,229      $140,766        $56,487            $155,229
                 ===========    ==========    ============   ================

Supplemental
cash flow
information:
  Cash paid for interest was $5,072 (1996), $5,438 (1995), and $5,850 (1994).


               See notes to consolideted financial statements.

         VEREX LABORATORIES, INC. AND SUBSIDIARIES

                 Notes to financial statements


Note 1 - Summary of Significant Accounting Policies
- ---------------------------------------------------
Development Activities
- ----------------------
Verex Laboratories, Inc. (the "Company") was incorporated in Colorado on September 29, 1980 and began developmental activities in July 1981. The Company was primarily engaged in the business of developing and marketing non-prescription and prescription drug products utilizing constant release rate drug delivery systems. The Company had limited sales and marketing operations until October 3, 1991, when it acquired 100% of the outstanding stock of the Colorado Nut Company, Inc. The Colorado Nut
Company assembles and sells snack food items. The Colorado Nut Company was sold in June 1996. Bear Laboratories, Inc., a wholly-owned subsidiary of the Company, was incorporated and began operations in April 1991. Bear Laboratories, Inc. was formed to market one of the Company's products through a national advertising campaign.

Going Concern
- -------------
The Company and its subsidiaries incurred a loss of $1,847,440 for the year ended June 30, 1996 and continues to experience a net capital deficiency. The Company has entered into a credit agreement with a Stockholder where the Stockholder will advance the Company up to $10,000,000 at the Stockholder's discretion. There is no assurance these plans will be sufficient to sustain operations.

Principles of Consolidation
- ---------------------------
The consolidated financial statements include the accounts of its wholly-owned subsidiaries Bear Laboratories, Inc. and the Colorado Nut Company. All intercompany accounts and transactions have been eliminated in consolidation.

Inventory
- ---------
Inventory consists of snack food products and are recorded at the lower of cost or market on a first-in, first-out basis (FIFO) basis.

Patented Drug Products
- ----------------------
Patented drug products include costs incurred to produce products to be used in clinical tests and are carried at the lower of cost or market on a specific identification basis.

Property and Equipment
- ----------------------
Property and equipment is depreciated over the estimated useful lives (three to seven years) of the asset using various methods. Leasehold improvements are amortized on a straight-line basis over the remaining term of the office lease.

              VEREX LABORATORIES, INC. AND SUBSIDIARIES

                     Notes to financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)
- ---------------------------------------------------------------
Goodwill, Patents and Trademarks
- --------------------------------
Goodwill, patents and trademarks are stated at cost and are amortized on a straight-line basis over a period of ten years.

License Income
- --------------
The Company has entered into licensing agreements with several pharmaceutical companies to manufacture and exclusively market two of the Company's patented drug products, a constant-release rate formulation of Verapamil and Aztec products in an established geographic area.. The agreements generally require an initial non-refundable licensing fee to be paid to the Company and future royalty payments based on subsequent product sales. Licensing income is recognized when earned.

Research and Development Costs
- ------------------------------
The Company expenses all research and product development costs as incurred.

Cash Equivalents
- ----------------
The Company considers investments that are purchased within three months of their date of maturity to be cash equivalents. Cash equivalents consist of certificates of deposit. At June 30, 1996, the Company had approximately $55,000 in excess of federally insured amounts.

Income Taxes
- ------------
Deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to occur. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Reclassification
- ----------------
Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation.

Use of Estimates
- ----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           VEREX LABORATORIES, INC. AND SUBSIDIARIES
                Notes to financial statements


Note 2 - Notes Receivables
- --------------------------

                                                          June 30,
                                                   ----------------------
                                                    1996            1995
                                                   -------         -------
Note receivable - non interest bearing
due July 28, 1996 secured by common stock
in Colorado Nut Company, Inc.                    $  12,500        $    -

Note receivable - 8% interest due December
30, 1997 payable in monthly principal and
interest payments of $2,000.  Secured by
common stock in Colorado Nut Company, Inc.          22,500             -
                                                  ---------        ---------
                                                    35,000             -
Less current portion                               (18,877)            -
                                                  ---------        ---------
                                                 $  16,123        $    -
                                                  =========        =========

Note 3 - Notes Payable and Long-Term Debt
- -----------------------------------------


                                                          June 30,
                                                -----------------------------

Note Payable Stockholder
- ------------------------                           1996               1995
                                                 --------           --------
$10,000,000 credit agreement with a
stockholder; interest accrues at bank
prime, 8.25% at June 30, 1996; principal
and interest are due upon 120 day written
notice or July 15,1997.  Convertible into
common stock under the same terms as the
Stockholder (Birklea, Ltd.) may purchase
common stock as described in Note 2.
Collateralized by patents, tradenames,
know-how and trade secrets relating to
certain drug formulations.                      $1,667,000         $1,667,000
                                                ==========         ==========

                                                          June 30,
                                                -----------------------------
Long-Term Debt                                     1996               1995
                                                 --------           --------
Note payable to bank, paid in full.             $    -             $   10,059

Note payable to a bank, paid in full.                -                 32,000
                                                 --------            --------
                                                     -                 42,059
Less current maturities                              -                (40,998)
                                                 --------            --------
                                                $    -              $   1,061
                                                 ========            ========

            VEREX LABORATORIES, INC. AND SUBSIDIARIES
                  Notes to financial statements


Note 4 - Common Stock
- ---------------------
Stock Purchase Agreement
- ------------------------
On January 6, 1993, the Company entered into a Stock Purchase Agreement ("Agreement") with Birklea, Ltd., whereby the Company sold 660,000 shares of its restricted common stock to Birklea, Ltd. for $550,000. The newly issued shares represented 37% of the Company's outstanding common stock after issuance thereof. Subsequent purchases of common stock have increased Birklea, Ltd.'s holdings to 745,106 shares which represents approximately 40% of the outstanding shares of Common Stock of the Company.

The Agreement also provided that Birklea, Ltd. has an option through January 3, 1997 to acquire for $2,400,000 such additional shares of restricted common stock of the Company at a price per share to be determined as will permit Birklea, Ltd. to hold 60% of the issued and outstanding common stock of the Company. Birklea, Ltd. had an additional option through September 1, 1995 to purchase common stock of the Company at $30 per share in such quantity as will permit in Birklea, Ltd. to acquire an additional 5% of the issued and outstanding common stock of the Company. This option has expired.

Stock Options
- -------------
The President of the Company has the right through October 1, 1996 to acquire such number of shares of common stock of the Company at $.80 per share to permit him to hold 25% of the outstanding common stock of the Company.

Net Loss Per Common Share
- -------------------------
Net loss per common share for the years ended June 30, 1996, 1995, and 1994 has been computed on the basis of the weighted average number of common shares outstanding of 2,082,825, 1,949,122, and 1,890,847.


Note 5 - Income Taxes
- ---------------------
The Company has long-term deferred tax assets as a result of its net operating losses and deferred salary (assumed a tax rate of 38%) that is fully impaired due to uncertainty as to their utilization. Accordingly, there is no net deferred tax asset reflected in the accompanying financial statements.

                VEREX LABORATORIES, INC. AND SUBSIDIARIES
                     Notes to financial statements



Note 5 - Income Taxes (continued)
- ---------------------------------

                                                      June 30,
                                            ------------------------------
                                              1996               1995
                                            ---------          ---------
Long-term deferred tax assets:
Operating losses                           $(2,441,937)       $(2,274,622)
Deferred salary                               (837,833)          (189,449)
Other                                         (138,276)              -
                                            ------------       ------------
Total long-term deferred assets             (3,418,046)        (2,464,071)
Valuation allowance                          3,418,046          2,464,071
                                            -----------        ------------
Net deferred tax                           $      -           $      -
                                            ===========        ============

At June 30, 1996, the Company has approximately $6,500,000 of net operating loss carryforwards for income tax purposes that expire between June 30, 1999 and June 30, 2009 and approximately $24,000 of investment tax credit carryforwards that expire between June 30, 1997 and June 30, 2001.


Note 6 - Discontinued Operations
- --------------------------------
On June 28, 1996, the Company sold its investment in its wholly owned subsidiary Colorado Nut Company, Inc. for $45,000. The Company retained the accounts receivable, accounts payable and accrued expenses. Included in the sale was inventory and net property and equipment. Operating results of the Colorado Nut Company are recorded at discontinued operations for the year ended June 30, 1996. Operating results for June 30, 1995 and 1994 have been reclassified as discontinued operations.

Sales from the Colorado Nut Company were $241,346, $347,429, and $615,846 for the years ended June 30, 1996, and 1995, and 1994, respectively. All expenses related to the Colorado Nut Company have been allocated to discontinued operations including interest of $5,072, $5,438 and $5,850 for the years ended June 30, 1996, 1995 and 1994, respectively.

The sale of Colorado Nut Company, Inc. resulted of a loss of approximately $9,000. Any tax benefit or expense resulting from the sale has been fully allowed for due to the continued net operating losses of the Company.

         VEREX LABORATORIES, INC. AND SUBSIDIARIES
             Notes to financial statements

Note 7 - Related Party Transactions
- -----------------------------------

Employment and Royalty Agreements
- ---------------------------------
On November 30, 1993, the Company entered into a new 8-year employment contract with its President. The contract may be extended by the President. Under the terms of the contract, the President receives an annual base salary of $338,000 and an annual cost of living adjustment plus 8%.

The contract also provides for certain insurance and employee benefits and entitles the President to participate in retirement and management incentive plans that the Company is required to establish. Such plans have not yet been established. As of June 30, 1996 and 1995, the Company owes approximately $2,008,000 and $1,616,000, respectively, of vacation pay and salary increases to its President under terms of the employment contract.

In addition, the President receives certain royalties on the net sales from the Company's products, and minimum annual royalties of $10,000 per product through November 30, 1993 and $1,000 thereafter. Such royalties amounted to $3,000, $3,000, and $14,000 for the years ended June 30, 1996, 1995 and
1994. The amount owed to the President for such royalties was approximately $200,000 and $197,000, at June 30, 1996 and 1995, respectively. In return for this compensation, the President is obligated to assign all title and ownership of his inventions, formulations and products to the Company.

In the event that the Company terminates the President's employment prior to expiration of the contract, the Company is obligated to provide the President the specified annual salary for the remaining term of the agreement, and pay certain insurance benefits for a period of three years. The President would continue to be entitled to royalties on net sales of the Company's products.

The Company entered into an agreement with its President deferring payment of vacation pay, salary increases and royalties accrued as of June 30, 1996 until January 1, 1997. As of June 30, 1996 and 1995, approximately $2,208,000 and $1,367,000, respectively, were accrued as a long-term liability.

Legal Fees
- ----------
Legal fees were incurred by the Company for legal services provided by an officer of the Company. Such fees were $22,780, $53,251, and $19,028, for 1996, 1995 and 1994, respectively.

See Notes 3, 4 and 8 for additional discussion of related party transactions.

                  VEREX LABORATORIES, INC. AND SUBSIDIARIES
                         Notes to financial statements


Note 8 - Leases and Commitments
- -------------------------------
Office
- ------
Currently, the Company occupies space under various lease agreements requiring monthly payments of $4,610. The lease commitment expired July 31, 1998, with
options to renew.   The Company sub-lets a portion of its office space to the
officer described in Note 7 (under legal fees) for $2,500 per month. The Company sub-lets to an unrelated third party for $1,000 per month.

Rent expense, net of sublease income was $53,677, $45,333, and $45,930, for the years ended June 30, 1996, 1995 and 1994, respectively.

Vehicle
- -------
The Company has two operating leases for Company vehicles. The two and three year leases require monthly lease payments of $500 and $474, respectively. Lease expense is $11,688 and $3,896 for the years ended June 30, 1996 and 1995, respectively.

The minimum annual lease payments through expiration of office and vehicle leases are as follows:

             1997                             $  65,106
             1998                                 3,318
             1999                                  -
                                               ---------
                                              $  68,424
                                               =========

The Company has contracted with the University of Colorado Health Sciences Center for various studies relating to drug products. The commitment by the Company for future periods approximates $233,000.


Note 9 - Fair Value of Financial Instruments
- --------------------------------------------
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Fair value estimates are made at a specific point in time for the Chapter's financial instruments; they are subjective in nature and involve uncertainties, matters of significant judgment and, therefor, cannot be determined with precision. Fair value estimates do not reflect the total value of the Chapter as a going concern.

Cash, Receivables, Patented Drug Products and Accounts Payable
- --------------------------------------------------------------
The carrying value approximates fair value to its liquid or short-term nature.

               VEREX LABORATORIES, INC. AND SUBSIDIARIES

- -------------------------------------------------------
Note Receivable and Notes Payables - Stockholders
- -------------------------------------------------
Rates currently available to the Company for debt and capital lease obligations with similar terms and remaining maturities are used to estimate the fair value of existing debt.

The estimated fair values of the Company's financial instruments at June 30, 1996 were as follows:


                                       Carrying                 Fair
                                        Amount                  Value
                      Assets           ---------              ---------
    Cash                              $155,229                $155,229
    Accounts receivable                 10,146                  10,146
    Notes receivable                    35,000                  35,000
                                       --------                --------
                                      $200,375                $200,375
                                      =========               =========

                            SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VEREX LABORATORIES, INC.
                                   Registrant

Date: September 27, 1996               By: /s/ James M. Dunn
                                       -------------------------
                                           James M. Dunn, M.D.,
                                           President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: September 27, 1996               By: /s/ James M. Dunn
                                       ----------------------------
                                        James M. Dunn, M.D., Chief
                                        Executive Officer, Chief
                                        Financial Officer and
                                        Director


Date: September 27, 1996               By: /s/ Jerry R. Dunn
                                       -------------------------
                                        Jerry R. Dunn, Director


Date: September 27, 1996               By: /s/ James Petre
                                       -----------------------
                                        James Petre, Director

Date:                               By:_____________________________
                                        Mark Banister, Director

                    VEREX LABORATORIES, INC.
                 14 Inverness Drive East, D-100
                         P.O. Box 3817
                   Englewood, Colorado  80112
                        (303) 790-4499
                   (303) 799-1734 - Facsimile


                       August 28, 1996

Board of Directors
Verex Laboratories, Inc.
14 Inverness Drive East
Building D, Suite 100
Englewood, Colorado  80112

     Re:     Employment Agreement

Dear Members of the Board:

     Whereas, I have entered in the above-captioned employment agreement contract with Verex Laboratories, Inc. (the "Company"), and said contract among other things, provides for an annual salary increase, vacation pay and certain royalties, and since I have not received said items of compensation from the company totaling approximately $2,208,050 at June 30, 1996, I hereby agree to defer any obligation of the Company to pay me this amount through January 1, 1998, in exchange for $10.00 and other good and valuable consideration, receipt of which is acknowledged hereby.

Sincerely,

/s/ James M. Dunn, M.D.
3236 E. Hinsdale Place
Littleton, Colorado  80122






                                                               EXHIBIT 10.21