Form 10-Q
period 1996-09-30
VEREX LABORATORIES INC/CO
filed 1996-11-14
CIK 716861

                                	FORM 10-Q

                     	SECURITIES AND EXCHANGE COMMISSION
                        	Washington, D.C.  20549

(Mark One)
[X]     		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1996
                              ---------------------------
                                      	OR

[  ]		    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


Commission file number        0-11232
                      ---------------------------------
                         VEREX LABORATORIES, INC.
         ------------------------------------------------------
		       (Exact name of Registrant as specified in its charter)

           Colorado                                     84-0850695
--------------------------------                 -----------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

14 Inverness Drive East, D-100             Englewood, Colorado       80112
---------------------------------------------------------------------------
             		(Address of principal executive offices)
                              (303) 799-4499
            -------------------------------------------------------
           		(Registrant's telephone number, including area code)

-----------------------------------------------------------------------------
            		(Former name, former address and former fiscal year, if changed since last report.)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

	Yes   X      No
    ---------   ---------
            	APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	The registrant had 2,327,359 shares of its no par value common stock outstanding as of September 30, 1996.

                VEREX LABORATORIES, INC. AND SUBSIDIARIES

                     Consolidated Balance Sheets



         Assets              September 30, 1996           June 30, 1996
                               (Unaudited)                  (Audited)

Current assets

Cash and cash equivalents       $    2,580              $    155,229
Receivables
   Trade                             2,633                    10,146
Note receivable - current           18,877                    18,877
Prepaid expenses                    20,192                    16,376
Patented drug products             196,274                   229,037
                                  --------                  --------
                                   240,556                   429,665
Property and Equipment,
 at cost
Furniture and equipment            489,900                   489,900
Leasehold improvements               1,317                     1,317
                                  --------                  --------
                                   491,217                   491,217
Less accumulated depreciation
and amortization                  (446,492)                 (440,242)
                                  --------                   -------
Property and equipment - net        44,725                    50,975

Other Assets
 Notes receivable -
 long-term                          16,123                    16,123
Patents and trademarks, net
of accumulated amortization
of $238,143 and $232,581           161,618                   161,173
                                  --------                  --------
                                   177,741                   177,296
                                  --------                  --------
Total                             $463,022                  $657,936
                                  ========                  ========


              Liabilities and Stockholders' Deficit

Current liabilities
 Checks written in excess
 of bank balance                      $      2,810          $     59,543
 Accounts payable and other
 accruals                                  224,189               225,744
Accrued interest                           394,416               359,270
Notes payable - stockholder              1,667,000             1,667,000
                                         ---------             ---------
                                         2,288,415             2,311,557
                                         =========             =========
Long-term liabilities
 Accrued salary and benefits
 payable, net of current portion         2,310,995             2,207,823
                                         ---------             ---------
                                         2,310,995             2,207,823
Commitments and contingencies
 (Note 4)

Stockholders' Deficit
 Common Stock, no par value,
 100,000,000 shares authorized
 2,327,359 and 2,301,359 shares
 issued and outstanding                  2,304,423             2,285,331
 Additional paid in capital              5,540,925             5,495,017
 Accumulated deficit                   (11,981,736)          (11,641,792)
                                        ----------            ----------
                                        (4,136,388)           (3,861,444)
                                        ----------            ----------
Total                                     $463,022              $657,936
                                        ==========            ==========

             See notes to consolidated financial statement

              VEREX LABORATORIES, INC. AND SUBSIDIARIES

                Consolidated Statement of Operations
                            (unaudited)




                                     For The                 For The
                                 3 Months Ending         3 Months Ending
                                September 30, 1995      September 30, 1995
                                ------------------      ------------------
Revenues

 Net sales                                                 $     73,572
 Miscellaneous                             350                    1,364
                                   -----------              -----------
                                           350                   74,936
Cost and Expenses
 Cost of sales                                                   49,171
 General and administrative            234,715                  239,421
 Research and development               70,433                   66,142
 Operating                                                        2,728
 Marketing                                                          165
 Interest                               35,146                   31,462
                                    ----------               ----------
                                       340,294                  389,089

Net Income (loss)                    ($339,944)               ($314,153)
                                    ----------               ----------
Net income (loss) per common
 share (note 3)                         ($0.15)                  ($0.15)

Weighted average shares
 outstanding                         2,312,239                2,033,038



         See notes to consolidated financial statement

             VEREX LABORATORIES, INC. AND SUBSIDIARIES

               Consolidated Statement of Cash Flows
                           (unaudited)


                                   For The               For The
                               3 Months Ending       3 Months Ending
                              September 30, 1996    September 30, 1995
                              ------------------    ------------------
Cash Flows from operating activities

Net income (loss)               ($339,944)            ($314,153)
Adjustments to reconcile
 net income (loss) to net
 cash flow provided by
 (used in) operating activities
Depreciation and amortization      11,812                12,420
Changes in certain assets &
 liabilities:
Patented drug products             32,763
Receivables                         7,513                (4,959)
Inventory                                                 6,219
Other assets                       (3,816)               (2,706)
Accounts payable and other
 accruals                         (58,288)              (88,531)
Accrued interest                   35,146
Accrued salary and benefits
 payable                          103,172               102,422
                                ---------             ---------
Net cash provided by (used in)
operating activities            ($211,642)            ($289,288)


Cash flows from financing
 activities:
Proceeds from note payable
Payments on note payable                                 (3,061)
Net cash provided by                                     ------
 financing activities                                    (3,061)

Cash flows from investing
 activities:
Proceeds from sale of
 common stock                      65,000               204,000
Additions to property
 and equipment                                           (9,146)
Additions to patents
 and trademarks                    (6,007)               (8,799)

Net cash provided by (used-
 in) investing activities          58,993               186,055
                                ---------              --------

Net increase (decrease) in
cash and cash equivalents        (152,649)             (106,294)
Cash and cash equivalents-
beginning of period               155,229               140,766
Cash and cash equivalents-       --------              --------
end of period                      $2,580               $34,472
                                 ========              ========

Supplemental cash flow information:
Cash paid for interest was $0 (1996) and $2,290 (1995).


           See notes to consolidated financial statements

            	VEREX LABORATORIES, INC. and SUBSIDIARIES
	            Consolidated Notes to Financial Statements
                          	(Unaudited)

1.	Financial Statements
   --------------------
	These unaudited financial statements should be read in conjunction with the
Company's financial statements as of June 30, 1996, included in the Annual
Report on Form 10-K.  In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the consolidated financial position and results of operations for the periods presented.  The results of operations for the three-month period ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.  The
Company's consolidated financial statements include the accounts of its wholly-owned subsidiary Bear Laboratories, Inc.

2.	Commitments
   -----------
	Office Lease:
 ------------
	The Company is obligated under an office lease commencing April 1, 1995 and ending on March 31, 1997, to pay $4,610.56 in monthly installments.

	Clinical Trials:
 ---------------
	The Company is continuing with clinical trials on its AIDS drug, Aztec7, and has made commitments for ongoing patient and laboratory work totaling
$210,000, part of which has been completed.

3.	Net Loss Per Common Share
   -------------------------
	Net income (loss) per common share for the three-month periods ended September 30, 1996 and September 30, 1995 has been computed on the basis of the weighted number of common shares outstanding of 2,312,239 and 2,033,038 at September 30, 1996 and 1995 respectively.

4.	Credit Arrangements - Birklea, Ltd.
   ----------------------------------
	Effective November 30, 1993, the Company entered into a Credit Agreement with Birklea, Ltd., a major shareholder of the Company, whereby Birklea, Ltd. agreed to use its best efforts to provide up to $10,000,000 in financing to the Company. Advances under the arrangement bear interest at prime rate set by Morgan Guaranty Bank, New York. The convertible promissory note thereunder is secured by the Company's right, title and interest in patent applications, patents, trade names, know-how and trade secrets relating to existing and future drug formulations relating to the drug commonly known as AZT. At September 30, 1996, the Company had drawn down $1,667,000 pursuant to the Credit Agreement. Subject to the Company having sufficient cash resources or alternative borrowing resources, principal is payable and interest are due upon 120 day notice or July 15, 1997.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
     	   Condition and Results of Operations
         -----------------------------------
During the first three months of fiscal year 1997, current assets decreased by $189,109 to $240,556, which was due to the loss for the period of $339,944.


	Operations
 ----------
		Comparison of the three-month periods ended September 30, 1996 and September 30, 1995

	The net loss for the three months increased $25,791 from the prior year, due to the reduction of sales of snack items.  On June 28, 1996 the Company sold its snack food subsidiary which accounted for most of its revenues during the quarter ended September 30, 1995.

	The Company continues to seek industry partners, both U.S. and international, for licensing agreements for the Company's research products. In addition, the Company continues to seek opportunities to perform research with respect to drug formulations on a contract basis.


	Liquidity and Capital Resources
 -------------------------------
	The Company in the past was dependent upon Birklea, Ltd., an Irish corporation, and other outside sources to provide equity and/or debt financing to the Company to fund its research and development and other administrative costs. It is estimated that an additional $115,000 during the next three months will be required to fund the Phase III Aztec7 clinical trials. The Company is currently seeking funding from outside sources, including licensing arrangements. There is no assurance such funding will be available, or if available, on terms favorable or acceptable to the Company. During August and September 1996 the Company sold 26,000 shares of common stock for a total of $65,000 pursuant to Regulation S under the Securities Act of 1993 to three non-residents of the U.S. These funds are to pay for clinical trials and general and administrative expenses. Subsequent to the end of the quarter the Company obtained an additional $15,000 from the sale of common stock under Regulation S and a $20,000 advance from Birklea which has not been designated as a loan or a stock purchase.

	Except as indicated above, there are no planned expenditures outside the normal operating costs of the Company which will cause the Company to make any extraordinary plans for handling any cash requirements within the foreseeable future.

	PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)	  Exhibit 3.1   Restated Articles of Incorporation*
	     Exhibit 3.2   Restated By-Laws*
     	Stock Purchase Agreement - Birklea, Ltd. **
     	Stock Option - James M. Dunn, M.D. **
     	Stock Option - Jerry R. Dunn **

*	Incorporated by reference to SEC File No. 2-82403-D filed September 30, 1983
**	Incorporated by reference to SEC File No. 0-11232, Form 8-K January 14,
   1993

 (b)	No reports on Form 8-K were filed during the quarter ended September 30,
     1996.

                         	SIGNATURE PAGE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  					VEREX LABORATORIES, INC.


                                    by: /s/ James M. Dunn, M.D.
					                                  ________________________________
                                  					James M. Dunn, M.D.
					                                  President, Chief Executive Officer
				                                  	and Chief Financial Officer

                                        November 11, 1996
					                                  -------------------------------
                                              Date