Form 10-Q
period 1996-12-31
VEREX LABORATORIES INC/CO
filed 1997-02-14
CIK 716861

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December  31, 1996
                                  ------------------
                                    OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


Commission file number        0-11232
                              -------

                         VEREX LABORATORIES, INC.
        ----------------------------------------------------
       (Exact name of Registrant as specified in its charter)

           Colorado                                    84-0850695
 ------------------------------                     ----------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

14 Inverness Drive East, D-100             Englewood, Colorado       80112
---------------------------------------------------------------------------
               (Address of principal executive offices)

                              (303) 799-4499
           --------------------------------------------------
          (Registrant's telephone number, including area code)

           --------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report.)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

       Yes   X      No_______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       The registrant had 2,327,359 shares of its no par value common stock outstanding as of December 31, 1996.

                  VEREX LABORATORIES, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets


    Assets                            December 31, 1996        June 30, 1996
                                         (Unaudited)             (Audited)
Current assets
Cash and cash equivalents                   $9,506                $155,229
Receivables
Trade                                          496                  10,146
Note receivable - current                                           18,877
Prepaid expenses                            11,045                  16,376
Patented drug products                     188,124                 229,037
                                           -------                 -------
                                           209,171                 429,665

Property and Equipment, at cost
Furniture and equipment                    489,900                 489,900
Leasehold improvements                       1,317                   1,317
                                           -------                 -------
                                           491,217                 491,217
Less accumulated depreciation and
  amortization                            (452,742)               (440,242)
                                          ---------               ---------
Property and equipment - net                38,475                  50,975

Other Assets
Notes receivable - long-term                                        16,123
Patents and trademarks, net of
  accumulated amortization
  of $243,785 and $232,581                 162,102                 161,173
                                           -------                 -------
                                           162,102                 177,296
                                           -------                 -------
Total                                     $409,748                $657,936
                                          --------                --------
            Liabilities and Stockholders' Deficit
Current liabilities
Checks written in excess of bank balance                           $59,543
Accounts payable and other accruals            294,502             225,744
Accrued interest                               429,974             359,270
Notes payable - stockholder                  1.687,000           1,667,000
Notes payable - officers                         9,000
                                             ---------           ----------
                                             2,420,476            2,311,557
Long-term liabilities
Accrued salary and benefits payable,
  net of current portion                     2,414,167            2,207,823
                                             ---------            ---------
                                             2,414,167            2,207,823
Commitments and contingencies (Note 4)

Stockholders' Deficit
Common Stock, no par value, 100,000,000
   shares authorized
   2,327,359 and 2,301,359 shares issued
   and outstanding                           2,304,423            2,285,331
Additional paid in capital                   5,540,925            5,495,017
Accumulated deficit                        (12,270,243)         (11,641,792)
                                           ------------         ------------
                                            (4,424,895)          (3,861,444)
                                           ------------         ------------
Total                                         $409,748             $657,936

      See notes to consolidated financial statement

               VEREX LABORATORIES, INC. AND SUBSIDIARIES

                  Consolidated Statement of Operations
                              (Unaudited)

                                             For The Six       For The Six
                                            Months Ending     Months Ending
                                          December 31, 1996  December 31, 1995
                                          -----------------  -----------------
Revenues
Net sales                                                         $156,762
Other Income                                      380                3,080
                                                 ----             --------
                                                 $380             $159,842

Cost and Expenses
Cost of sales                                                      102,010
General and administrative                    459,561              538,213
Research and development                       98,566              396,877
Operating                                                            6,484
Marketing                                                            2,544
Interest                                       70,704               61,745
                                              -------            ---------
                                              628,831            1,107,873
                                              -------            ---------
Net Income (loss)                           ($628,451)           ($948,031)

Net income (loss) per common
  share (note 3)                               ($0.27)              ($0.46)

Weighted average shares outstanding         2,319,799            2,058,123






       See notes to consolidated financial statement

                 VEREX LABORATORIES, INC. AND SUBSIDIARIES

                  Consolidated Statement of Operations
                               (Unaudited)

                                              For The Three    For The Three
                                              Months Ending    Months Ending
                                          December 31, 1996  December 31, 1995
                                          -----------------  -----------------
Revenues
Net sales                                                          $83,190
Other Income                                       30                1,716
                                                  ---              -------
                                                  $30              $84,906
Cost and Expenses
Cost of sales                                                       52,839
General and administrative                    224,846              298,792
Research and development                       28,133              330,735
Operating                                                            3,756
Marketing                                                            2,379
Interest                                       35,558               30,283
                                              -------              -------
                                              288,537              718,784

Net Income (loss)                           ($288,507)           ($633,878)

Net income (loss) per common share
  (note 3)                                     ($0.12)              ($0.31)

Weighted average shares outstanding         2,319,799            2,058,123



                  See notes to consolidated financial statement

              VEREX LABORATORIES, INC. AND SUBSIDIARIES

                Consolidated Statement of Cash Flows
                           (Unaudited)

                                              For The Six       For The Six
                                             Months Ending     Months Ending
                                          December 31, 1996  December 31, 1995
                                          -----------------  -----------------
Cash Flows from operating activities
Net income (loss)                             ($628,451)          ($948,031)
Adjustments to reconcile net income
  (loss) to net
  cash flow provided by (used in)
    operating activities
Depreciation and amortization                    23,624              25,800
Changes in certain assets & liabilities:
Patented drug products                           40,913              42,214
Receivables                                      44,650               4,838
Inventory                                                             8,764
Other assets                                      5,331               2,539
Accounts payable and other accruals               9,214              75,133
Accrued interest                                 70,704              58,344
Accrued salary and benefits payable             206,344             146,500
                                                -------             -------
Net cash provided by (used in) operating
  activities                                  ($227,671)          ($583,899)
Cash flows from financing activities:
Proceeds from note payable                       29,000
Payments on note payable                                             (9,305)
                                                 ------              -------
Net cash provided by financing activities        29,000              (9,305)
Cash flows from investing activities:
Proceeds from sales of common stock              65,000             573,600
Additions to property and equipment                                 (18,698)
Additions to patents and trademarks             (12,052)            (28,680)
                                                --------            --------
Net cash provided by (used in) investing
  activities                                     52,948             526,222
                                                 ------             -------
Net increase (decrease) in cash and
  cash equivalents                             (145,723)            (66,982)
Cash and cash equivalents-beginning of
  period                                        155,229             140,766
                                                -------             -------
Cash and cash equivalents-end of period          $9,506             $73,784
                                                -------             -------


Supplemental cash flow information:
   Cash paid for interest was $0 (1996) and $5,691 (1995).


                 See notes to consolidated financial statements

                  VEREX LABORATORIES, INC. and SUBSIDIARIES
                  Consolidated Notes to Financial Statements
                               (Unaudited)


1.   Financial Statements
     --------------------
     These unaudited financial statements should be read in conjunction with the Company's financial statements as of June 30, 1996, included in the Annual Report on Form 10-K. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the consolidated financial position and results of operations for the periods presented. The results of operations for the six-month period ended December 31, 1996, are not necessarily indicative of the results to be expected for the full year. The Company's consolidated financial statements include the accounts of its wholly-owned subsidiary Bear Laboratories, Inc.

2.   Commitments
     -----------
     Office Lease:
     -------------
     The Company is obligated under an office lease commencing April 1, 1995 and ending on March 31, 1997, to pay $6,213.31 in monthly installments for its general office and research facility, which contains 8,623 sq. ft. of space. A portion of this is subleased to others.

     Clinical Trials:
     ----------------
     The Company is continuing with clinical trials on its AIDS drug, Aztec, and has made commitments for ongoing patient and laboratory work totaling $220,000, part of which has been completed.

3.   Net Loss Per Common Share
     -------------------------
     Net income (loss) per common share for the six-month periods ended December 31, 1996 and December 31, 1995 has been computed on the basis of the weighted number of common shares outstanding of 2,319,799 and 2,058,123 at December 31, 1996 and 1995 respectively.

4.   Credit Arrangements - Birklea, Ltd.
     -----------------------------------
     Effective November 30, 1993, the Company entered into a Credit Agreement with Birklea, Ltd., a major shareholder of the Company, whereby Birklea, Ltd. agreed to use its best efforts to provide up to $10,000,000 in financing to the Company. Advances under the arrangement bear interest at prime rate set by Morgan Guaranty Bank, New York. The convertible promissory note thereunder is secured by the Company's right, title and interest in patent applications, patents, trade names, know-how and trade secrets relating to existing and future drug formulations relating to the drug commonly known as AZT. AtDecember 31, 1996, the Company had drawn down $1,687,000 pursuant to the Credit Agreement. Subject to the Company having sufficient cash resources or alternative borrowing resources, principal is payable and interest are due upon 120 day notice or July 15, 1997.

Item 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations
         -----------------------------------
During the first six months of fiscal year 1997, current assets decreased by $220,494 to $209,171, which was due to the loss for the period of $628,451.


     Operations
     ----------
    Comparison of the six-month periods ended December 31, 1996 and December
    ------------------------------------------------------------------------
31, 1995
--------
     The net loss for the six months decreased $319,580 from the prior year, due to the reduction of expenses.

     The Company continues to seek industry partners, both U.S. and international, for licensing agreements for the Company's research products. In addition, the Company continues to seek opportunities to perform research with respect to drug formulations on a contract basis.


     Liquidity and Capital Resources
     -------------------------------
     The Company in the past was dependent upon Birklea, Ltd., an Irish corporation, and other outside sources to provide equity and/or debt financing to the Company to fund its research and development and other administrative costs. It is estimated that an additional $125,000 during the next three months will be required to fund the Phase III Aztec7 clinical trials. The Company is currently seeking funding from outside sources, including licensing arrangements. There is no assurance such funding will be available, or if available, on terms favorable or acceptable to the Company. The Company as had success in recent years in obtaining capital, in the form of private placement of common stock, from investors outside the U.S. Specifically, it has sold more than $2,175,000 worth of stock since 1993 pursuant to Regulation S under the Securities Act of 1993. It is the Company's intention to continue such stock sales as capital needs dictate.

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

 *      Incorporated by reference to SEC File No. 2-82403-D filed
        September 30, 1983

**      Incorporated by reference to SEC File No. 0-11232, Form 8-K
        January 14, 1993

b)      No reports on Form 8-K were filed during the quarter ended
        September 30, 1996.

EX-27   Financial Data Schedule

                             SIGNATURE PAGE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



(Registrant                                 VEREX LABORATORIES, INC.
BY(Signature)                               /s/James M. Dunn, M.D.
(Name and Title)                            James M. Dunn, M.D.
                                            President, Chief Executive Officer
                                            and Chief Financial Officer
(Date)                                      February 11, 1997