Form 10-K/A
period 1996-06-30
VEREX LABORATORIES INC/CO
filed 1997-04-29
CIK 716861

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
                        ---------

                           VEREX LABORATORIES, INC.
 ---------------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)


           Colorado                                        84-0850695
 ----------------------------                          --------------------
 (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                      Identification No.)


Bldg. D, Suite 100, 14 Inverness Dr. East, Englewood, CO            80112
--------------------------------------------------------        -------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:      (303) 799-4499
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

                     Common Stock - No Par Value
----------------------------------------------------------------------------
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

                                  PART I

ITEM 1.  BUSINESS
-----------------
Background
----------
     The Company was organized under the laws of the State of Colorado on September 29, 1980. The Company is in the business of acquiring, developing and marketing pharmaceutical and health care products. The Company obtains formulae and patents when available, selects trademarks, designs product packages and promotes and markets, through licensing agreements, pharmaceutical and health care products. During fiscal 1996 the Company had two subsidiaries, Bear Laboratories, Inc., incorporated in April 1991 for the purpose of exploiting VERIN® a drug formulation developed by the Company, and Colorado Nut Company, a distributor of snack items, acquired during fiscal 1992. The Company sold Colorado Nut Company on June 28, 1996.

Going Concern Opinion
---------------------
     The Company's auditors have issued a report on August 13, 1996 stating, in effect, that there is substantial doubt as to the Company's ability to continue as a going concern. See Financial Statements.

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

Licensing Activities
--------------------
     The Company has licensing agreements with several foreign-based pharmaceutical companies covering the Company's patented constant-release rate formulation of VEREXAMIL®, as well as its proprietary once daily delivery system for diltiazem, drugs used in the treatment of heart disease and hypertension. These agreements provide the licensee the exclusive right to manufacture and market the formulations in a certain geographical area for a specified period of time subject to the licensee maintaining high quality of material and workmanship for the product and require an initial licensing fee payable to the Company and a royalty to the Company based on product sales or other arrangements.

     The Company has not licensed its technology relating to other sustained release prescription drugs. Licenses provide for the Company to obtain health registration for the products as well as manufacturing the finished dosage form.

     The following table summarizes licensing agreements in existence at June 30, 1996:

Licensee and
Year of License               Territory               Drug
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

AZT Formulation
---------------
     The Company has developed a unique controlled release rate formulation of zidovudine (AZT), the primary drug used in the treatment of persons diagnosed as having Acquired Immunodeficiency Syndrome (AIDS) or being HIV positive.
The trademark name AZTEC® has been registered with the United States Patent and Trademark Offices and a patent has been filed with authorities in the U.S.

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

Nanospheres
-----------
     The Company has developed (patent pending) a drug delivery system that will enable oral administration of many drugs of macromolecule size, particularly proteins, polypeptides and polysaccharides, which have low or no bioavailability when given orally. This technology involves the use of nanospheres which are loaded with active drug. These nanospheres are biodegraded over several days in the body and the active drug is released slowly. So far, Verex researchers have been successful in developing heparin nanospheres that, when given to animals as a single dose, produced therapeutic levels for seven days. An article has been published on this process, and patents and trademarks have been filed.

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

Government Regulation
---------------------
     Non-prescription drug products are regulated by various federal, state, municipal and foreign regulatory agencies with respect to safety, effectiveness, advertising and labeling. The principal regulatory agency in the United States is the Food and Drug Administration ("FDA") which requires evidence of safety and efficacy of a drug formulation before it can be marketed.

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

Patents and Trademarks
----------------------
     The Company has developed proprietary technologies which relate to the development of its drug formulations and business. These technologies relate primarily to the constant release characteristics of such formulations. The Company holds several patents and has filed other patent applications relating to these technologies.

     The Company has obtained several U.S. Trademarks, including one for its name and others for capsules and formulations which have been utilized in products and formulations relating to constant release rate delivery systems.

Competition and Markets
-----------------------
     The Company's drug formulations face severe competition from many companies which have far greater financial and technical resources as well as an established reputation.

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

Employees
---------
     The Company has three full-time employees, one of whom is an officer and director. Further, during 1996 four persons worked for the Company's former subsidiary, Colorado Nut Company, Inc.

ITEM 2.  PROPERTIES
-------------------
     The Company leases office and research facilities at 14 Inverness Drive East, Building D, Suite 100, Englewood, Colorado, consisting of 8,926 square feet of space at $6,213 per month pursuant to a two-year lease through March 31, 1997. The Company sublets a portion of the premises at $4,100 per month to an officer of the Company. For its snack distribution business, the Company leased approximately 4,864 square feet for processing at 730 S.

Jason Street, Denver, Colorado pursuant to a five-year lease at $1,611.75 per month through July 31, 1998.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
     No legal proceedings are pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
     No matters were submitted to the Company's shareholders for a vote during the Company's fiscal fourth quarter.

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

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
     Following is a summary of selected financial data. See the financial statements included herein for more complete information.

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


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         ------------------------------------
Results of Operations
---------------------
     1996 Compared to 1995
     ---------------------
     Revenues were down $1,181,428 from 1995 during which the Company had licensing income of $1,200,000 from one source, Burroughs-Wellcome for clinical trials on AZTEC®. See page 4 above. Without this source of funds to pay for research and clinical trials the Company relied on capital infusions from the sale of its common stock to cover those and other operating expenses of the Company. For those reasons the Company's net loss for the year was 44% higher than the net loss for 1995. Included in the loss is a $42,394 loss from the Company's snack food subsidiary which was slightly lower than its loss for fiscal 1995.

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

Liquidity and Capital Resources
-------------------------------
     At August 13, 1996 the Company's auditors express concern as to the ability of the Company to continue in light of losses and net capital deficiency. See Financial Statements.

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

Industry Trends
---------------
     There is substantial competition with respect to delayed release drug delivery products from major, highly recognized, manufacturers with large advertising budgets. In addition, major drug manufacturers currently market recognized prescription formulations for verapamil, naproxen, indomethacin and AZT.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
     Attached hereto are financial statements responsive to this Item.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------
     None.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
------------------------------------------
     The By-laws of the Company provide that the affairs of the Company shall be managed by its Board of Directors consisting of at least three persons. There is a family relationship between the directors. The following table sets forth information about each director of the Company.

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

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
     The following tabular information includes all plan and non-plan compensation paid to the Company's President and to all other executive officers whose total annual salary and bonus is $100,000 or more.

Summary Compensation
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
Principal     Salary     Bonus    sation   Award(s)   Options/ Payouts sation
Position Year  ($)        ($)      ($)       ($)      SARs(#)    ($)    ($)
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

            AGGREGATED OPTION/SAR EXERCISES IN LAST
       FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                Value of
                                            Number of          Unexercised
                                           Unexercised        In-the-Average
                                           Options/SARs        Options/SARs
                                           at FY-End            at FY-End
                                           -----------        -------------
              Shares Acquired    Value     Exercisable/        Exercisable/
Name           on Exercise      Realized  Unexercisable       Unexercisable
------        ---------------  --------- ---------------     ---------------
James M.          0             0               (1)               (3)
Dunn, M.D.

Jerry R.
Dunn              0             0               (2)               (3)

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
----------------------------------------------------------
     AND MANAGEMENT
     --------------
     Based on certain reports filed with the Securities and Exchange Commission, the table on the following page reflects certain information as of September 20, 1996 as to beneficial holders of more than 5% of the outstanding shares of Common Stock of the Company and as to Common Stock beneficially owned by all executive officers and directors of the Company as a group:

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
     The Company leases facilities at a monthly rate of $6,213 plus a pro rata share of maintenance costs. A portion of the space is subleased to Jerry R. Dunn, an officer of the Company at $4,100 per month. Management believes the terms of the foregoing facilities sharing are as fair to the Company as could be arranged with an independent party.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
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

         VEREX LABORATORIES, INC. AND SUBSIDIARIES

                 Notes to financial statements


Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------
Development Activities
----------------------
Verex Laboratories, Inc. (the "Company") was incorporated in Colorado on September 29, 1980 and began developmental activities in July 1981. The Company was primarily engaged in the business of developing and marketing non-prescription and prescription drug products utilizing constant release rate drug delivery systems. The Company had limited sales and marketing operations until October 3, 1991, when it acquired 100% of the outstanding stock of the Colorado Nut Company, Inc. The Colorado Nut
Company assembles and sells snack food items. The Colorado Nut Company was sold in June 1996. Bear Laboratories, Inc., a wholly-owned subsidiary of the Company, was incorporated and began operations in April 1991. Bear Laboratories, Inc. was formed to market one of the Company's products through a national advertising campaign.

Going Concern
-------------
The Company and its subsidiaries incurred a loss of $1,847,440 for the year ended June 30, 1996 and continues to experience a net capital deficiency. The Company has entered into a credit agreement with a Stockholder where the Stockholder will advance the Company up to $10,000,000 at the Stockholder's discretion. There is no assurance these plans will be sufficient to sustain operations.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of its wholly-owned subsidiaries Bear Laboratories, Inc. and the Colorado Nut Company. All intercompany accounts and transactions have been eliminated in consolidation.

Inventory
---------
Inventory consists of snack food products and are recorded at the lower of cost or market on a first-in, first-out basis (FIFO) basis.

Patented Drug Products
----------------------
Patented drug products include costs incurred to produce products to be used in clinical tests and are carried at the lower of cost or market on a specific identification basis.

Property and Equipment
----------------------
Property and equipment is depreciated over the estimated useful lives (three to seven years) of the asset using various methods. Leasehold improvements are amortized on a straight-line basis over the remaining term of the office lease.

              VEREX LABORATORIES, INC. AND SUBSIDIARIES

                     Notes to financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)
---------------------------------------------------------------
Goodwill, Patents and Trademarks
--------------------------------
Goodwill, patents and trademarks are stated at cost and are amortized on a straight-line basis over a period of ten years.

License Income
--------------
The Company has entered into licensing agreements with several pharmaceutical companies to manufacture and exclusively market two of the Company's patented drug products, a constant-release rate formulation of Verapamil and Aztec products in an established geographic area.. The agreements generally require an initial non-refundable licensing fee to be paid to the Company and future royalty payments based on subsequent product sales. Licensing income is recognized when earned.

Research and Development Costs
------------------------------
The Company expenses all research and product development costs as incurred.

Cash Equivalents
----------------
The Company considers investments that are purchased within three months of their date of maturity to be cash equivalents. Cash equivalents consist of certificates of deposit. At June 30, 1996, the Company had approximately $55,000 in excess of federally insured amounts.

Income Taxes
------------
Deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to occur. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Reclassification
----------------
Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           VEREX LABORATORIES, INC. AND SUBSIDIARIES
                Notes to financial statements


Note 2 - Notes Receivables
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
                                                  =========        =========

Note 3 - Notes Payable and Long-Term Debt
-----------------------------------------


                                                          June 30,
                                                -----------------------------

Note Payable Stockholder
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
                                                 ========            ========

            VEREX LABORATORIES, INC. AND SUBSIDIARIES
                  Notes to financial statements


Note 4 - Common Stock
---------------------
Stock Purchase Agreement
------------------------
On January 6, 1993, the Company entered into a Stock Purchase Agreement ("Agreement") with Birklea, Ltd., whereby the Company sold 660,000 shares of its restricted common stock to Birklea, Ltd. for $550,000. The newly issued shares represented 37% of the Company's outstanding common stock after issuance thereof. Subsequent purchases of common stock have increased Birklea, Ltd.'s holdings to 745,106 shares which represents approximately 40% of the outstanding shares of Common Stock of the Company.

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

Stock Options
-------------
The President of the Company has the right through October 1, 1996 to acquire such number of shares of common stock of the Company at $.80 per share to permit him to hold 25% of the outstanding common stock of the Company.

Net Loss Per Common Share
-------------------------
Net loss per common share for the years ended June 30, 1996, 1995, and 1994 has been computed on the basis of the weighted average number of common shares outstanding of 2,082,825, 1,949,122, and 1,890,847.


Note 5 - Income Taxes
---------------------
The Company has long-term deferred tax assets as a result of its net operating losses and deferred salary (assumed a tax rate of 38%) that is fully impaired due to uncertainty as to their utilization. Accordingly, there is no net deferred tax asset reflected in the accompanying financial statements.

                VEREX LABORATORIES, INC. AND SUBSIDIARIES
                     Notes to financial statements



Note 5 - Income Taxes (continued)
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


Note 6 - Discontinued Operations
--------------------------------
On June 28, 1996, the Company sold its investment in its wholly owned subsidiary Colorado Nut Company, Inc. for $45,000. The Company retained the accounts receivable, accounts payable and accrued expenses. Included in the sale was inventory and net property and equipment. Operating results of the Colorado Nut Company are recorded at discontinued operations for the year ended June 30, 1996. Operating results for June 30, 1995 and 1994 have been reclassified as discontinued operations.

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

         VEREX LABORATORIES, INC. AND SUBSIDIARIES
             Notes to financial statements

Note 7 - Related Party Transactions
-----------------------------------

Employment and Royalty Agreements
---------------------------------
On November 30, 1993, the Company entered into a new 8-year employment contract with its President. The contract may be extended by the President. Under the terms of the contract, the President receives an annual base salary of $338,000 and an annual cost of living adjustment plus 8%.

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

Legal Fees
----------
Legal fees were incurred by the Company for legal services provided by an officer of the Company. Such fees were $22,780, $53,251, and $19,028, for 1996, 1995 and 1994, respectively.

See Notes 3, 4 and 8 for additional discussion of related party transactions.

                  VEREX LABORATORIES, INC. AND SUBSIDIARIES
                         Notes to financial statements


Note 8 - Leases and Commitments
-------------------------------
Office
------
Currently, the Company occupies space under various lease agreements requiring monthly payments of $4,610. The lease commitment expired July 31, 1998, with
options to renew.   The Company sub-lets a portion of its office space to the
officer described in Note 7 (under legal fees) for $2,500 per month. The Company sub-lets to an unrelated third party for $1,000 per month.

Rent expense, net of sublease income was $53,677, $45,333, and $45,930, for the years ended June 30, 1996, 1995 and 1994, respectively.

Vehicle
-------
The Company has two operating leases for Company vehicles. The two and three year leases require monthly lease payments of $500 and $474, respectively. Lease expense is $11,688 and $3,896 for the years ended June 30, 1996 and 1995, respectively.

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


Note 9 - Fair Value of Financial Instruments
--------------------------------------------
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Fair value estimates are made at a specific point in time for the Chapter's financial instruments; they are subjective in nature and involve uncertainties, matters of significant judgment and, therefor, cannot be determined with precision. Fair value estimates do not reflect the total value of the Chapter as a going concern.

Cash, Receivables, Patented Drug Products and Accounts Payable
--------------------------------------------------------------
The carrying value approximates fair value to its liquid or short-term nature.

               VEREX LABORATORIES, INC. AND SUBSIDIARIES

-------------------------------------------------------
Note Receivable and Notes Payables - Stockholders
-------------------------------------------------
Rates currently available to the Company for debt and capital lease obligations with similar terms and remaining maturities are used to estimate the fair value of existing debt.

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