Form 10-Q
period 1997-03-31
VEREX LABORATORIES INC/CO
filed 1997-05-15
CIK 716861

                       	FORM 10-Q

            	SECURITIES AND EXCHANGE COMMISSION
               	Washington, D.C.  20549

(Mark One)


[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997
                              ----------------------
                           	OR

[  ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


Commission file number        0-11232
                      ------------------------
                 VEREX LABORATORIES, INC.
   -----------------------------------------------------
		(Exact name of Registrant as specified in its charter)

           Colorado                                   84-0850695
-------------------------------                    -----------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

14 Inverness Drive East, D-100             Englewood, Colorado       80112
---------------------------------------------------------------------------
         		(Address of principal executive offices)

                            (303) 799-4499
           ---------------------------------------------------
         	(Registrant's telephone number, including area code)

          ----------------------------------------------------
        		(Former name, former address and former fiscal year,
                		if changed since last report.)

  	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

	Yes   X      No
    --------    -------

              	APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	The registrant had 2,327,359 shares of its no par value common stock outstanding as of March 31, 1997.

            VEREX LABORATORIES, INC. AND SUBSIDIARIES

                 Consolidated Balance Sheets


             Assets                  March 31, 1997         June 30, 1996
             ------                  --------------         -------------
                                      (Unaudited)             (Audited)
Current assets
Cash and cash equivalents            $     3,593             $   155,229
Receivables
   Trade                                     494                  10,146
Note receivable - current                                         18,877
Prepaid expenses                           5,184                  16,376
Patented drug products                   188,124                 229,037
                                         -------                 -------
                                         197,395                 429,665
Property and Equipment,
 at cost
Furniture and equipment                  489,900                 489,900
Leasehold improvements                     1,317                   1,317
                                         -------                 -------
                                         491,217                 491,217
Less accumulated depreciation
 and amortization                       (458,992)               (440,242)
                                         -------                 -------
Property and equipment - net              32,225                  50,975

Other Assets
Notes receivable - long-term                                      16,123
Patents and trademarks, net
 of accumulated amortization
 of $249,267 and $232,581                160,776                 161,173
                                         -------                 -------
                                         160,776                 177,296
                                         -------                 -------
Total                                   $390,396                $657,936
                                        ========                ========
Liabilities and Stockholders'
 Equity
Current liabilities
Checks written in excess of
 bank balance                                                    $59,543
Accounts payable and other
 accruals                                322,654                 225,744
Accrued interest                                                 359,270
Notes payable - stockholder
 (Note 4)                                                      1,667,000
Notes payable - officers                  31,000
                                        --------               ---------
                                         353,654               2,311,557
Long-term liabilities
Accrued salary and benefits
 payable, net of current
 portion (Note 4)                                              2,207,823
                                                               ---------
                                                               2,207,823
Commitments and contingencies
 (Note 5)

Stockholders' Equity
Common Stock, no par value,
100,000,000 shares authorized
2,327,359 and 2,301,359 shares
issued and outstanding                 2,304,423               2,285,331
Additional paid in capital             5,540,925               5,495,017
Accumulated deficit                   (7,808,606)            (11,641,792)
                                       ---------              ----------
                                          36,742              (3,861,444)
                                       ---------              ----------
Total                                   $390,396                $657,936
                                       =========              ==========


          See notes to consolidated financial statement

            VEREX LABORATORIES, INC. AND SUBSIDIARIES

              Consolidated Statement of Operations
                          (Unaudited)

                                     For The Nine          For The Nine
                                     Months Ending         Months Ending
                                     March 31, 1997        March 31, 1996
                                     --------------        --------------
Revenues
Net sales                                                  $     201,084
Contract income                                                   27,658
Forgiveness of debt                   $   4,658,830
Other Income                                    390                3,472
                                        -----------           ----------
                                      $   4,659,220         $    232,214

Cost and Expenses
Cost of sales                                                    135,163
General and administrative                  661,318              827,530
Research and development                     69,491              431,096
Operating                                                          9,672
Marketing                                                          2,544
Interest                                     95,222               90,502
                                          ---------             --------
                                            826,031            1,496,507

Net Income (loss)                        $3,833,189          ($1,264,293)
Income tax (benefits)                        ----                 ----
Net Income (loss)                        $3,833,189          ($1,264,293)
                                         ----------           ----------
Net income (loss) per
 common share (note 3)                        $1.65               ($0.61)
Weighted average shares
 outstanding                              2,322,319             2,080,308




                See notes to consolidated financial statement

               VEREX LABORATORIES, INC. AND SUBSIDIARIES

                 Consolidated Statement of Operations
                             (Unaudited)


                                      For The Three          For The Three
                                      Months Ending          Months Ending
                                      March 31, 1997         March 31, 1996
                                      --------------         --------------
Revenues
Net sales                                                    $       44,322
Contract income                                                      27,658
Forgiveness of debt                   $    4,658,830
Other Income                                      10                    392
                                        ------------            -----------
                                          $4,658,840                $72,372

Cost and Expenses
Cost of sales                                                        33,153
General and administrative                   201,757                289,317
Research and development                     (29,075)                34,219
Operating                                                             3,188
Interest                                      24,518                 28,757
                                          ----------             ----------
                                             197,200                388,634
Net Income (loss)                         $4,461,640              ($316,262)
                                          ----------             ----------

Net income (loss) per common
 share (note 3)                                $1.92                 ($0.15)

Weighted average shares
 outstanding                               2,322,319              2,080,308




                See notes to consolidated financial statement

               VEREX LABORATORIES, INC. AND SUBSIDIARIES

                 Consolidated Statement of Cash Flows
                             (Unaudited)

                                     For The Nine          For The Nine
                                     Months Ending         Months Ending
                                     March 31, 1997        March 31, 1996
                                     --------------        --------------
Cash Flows from Operating
 Activities
Net income (loss)                     $    3,833,189          ($1,264,293)
Adjustments to reconcile net
 income (loss) to net
cash flow provided by (used in)
 operating activities
Forgiveness of debt                       (4,658,830)
Depreciation and amortization                 35,436              39,188
Changes in certain assets &
 liabilities:
Patented drug products                        40,913              42,214
Receivables                                   44,652               8,823
Inventory                                                         10,425
Other assets                                  11,192                 (48)
Accounts payable and other
 accruals                                     37,366              73,299
Accrued interest                              95,221
Accrued salary and benefits payable          309,516             307,266
                                            --------            --------
Net cash provided by (used in)
 operating activities                      ($251,345)          ($783,126)
Cash flows from financing activities:
Proceeds from note payable                    51,000
Payments on note payable                                         (11,436)
Net cash provided by financing                ------            --------
 activities                                   51,000              11,436)
Cash flows from investing
 activities:
Proceeds from sales of common stock           65,000             748,601
Additions to property and equipment                              (18,698)
Additions to patents and trademarks          (16,291)            (44,322)
                                             -------             -------
Net cash provided by (used in)
 investing activities                         48,709             685,581
                                             -------             -------
Net increase (decrease) in cash and
 cash equivalents                           (151,636)           (108,981)
Cash and cash equivalents-beginning
 of period                                   155,229             140,766
                                             -------            --------
Cash and cash equivalents-end of period       $3,593             $31,785
                                             -------             -------


Supplemental cash flow information:
Cash paid for interest was $0 (1996) and $5,782 (1995).




            See notes to consolidated financial statements

          	VEREX LABORATORIES, INC. and SUBSIDIARIES
          	Consolidated Notes to Financial Statements
                        	(Unaudited)


1.	Financial Statements
   --------------------
These unaudited financial statements should be read in conjunction with the Company's financial statements as of June 30, 1996, included in the Annual Report on Form 10-K. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the consolidated financial position and results of operations for the periods presented. The results of operations for the nine-month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year. The Company's consolidated financial statements include the accounts of its wholly-owned subsidiary Bear Laboratories, Inc.

2.	Commitments
   -----------
Office Lease:
-------------
  The Company is obligated under an office lease commencing April 1, 1997 and ending on March 31, 2000, to pay $6,826.54 in monthly installments for its general office and research facility, which contains 8,623 sq. ft. of space. A portion of this is subleased to others.

Clinical Trials:
----------------
  The Company is continuing with clinical trials on its AIDS drug, Aztec, and has made commitments for ongoing patient and laboratory work totaling $195,000, part of which has been completed.

3.	Net Income Per Common Share
   ---------------------------
   Net income (loss) per common share for the nine-month periods ended March 31, 1997 and March 31, 1996 has been computed on the basis of the weighted number of common shares outstanding of 2,322,319 and 2,080,308 at March 31, 1997 and 1996 respectively.

4.	Credit Arrangements - Birklea, Ltd.
   -----------------------------------
  Effective November 30, 1993, the Company entered into a Credit Agreement with Birklea, Ltd., a major shareholder of the Company, whereby Birklea, Ltd. agreed to use its best efforts to provide up to $10,000,000 in financing to the Company. Advances under the arrangement bear interest at prime rate set by Morgan Guaranty Bank, New York. The convertible promissory note thereunder is secured by the Company's right, title and interest in patent applications, patents, trade names, know-how and trade secrets relating to existing and future drug formulations relating to the drug commonly known as AZT. At December 31, 1996, the Company had drawn down $1,687,000 pursuant to the Credit Agreement. Subject to the Company having sufficient cash resources or alternative borrowing resources, principal is payable and interest are due upon 120 day notice or July 15, 1997. Effective March 31, 1997 Birklea Ltd. agreed to forgive its debt of $2,325,000 and release the lien on the Company's AZT formulation and Dr. Dunn agreed to forgive a debt of $2,517,239 relating to accrued compensation.

5. Commitments and Contingencies
   -----------------------------
  In order to improve the Company's financial position and reduce indebtedness of approximately $4,842,000 due to the Company's two principal shareholders, the Company entered into an agreement with those shareholders, Dr. Dunn and Birklea Ltd., whereby they forgave their respective indebtedness in consideration for the right to receive 25% each respectively of any licensing fees, advance royalties, royalties or any other source of income from the Company's AZT formulation, Aztecr until they have received $5,034,678 and $4,650,000 each respectively. In addition, the Company agreed to divide 10% among Dr. Dunn and Birklea Ltd. of all income through licensing fees, advance royalties, royalties and any other sources from the Company's formulations of Verinr, C-R naproxen, C-R niacin and C-R dipyridamole up to the amount of the respective indebtedness from the Company which they have forgiven.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
     	   Condition and Results of Operations
         -----------------------------------
	Operations
 ----------
  	The first nine months of the fiscal year and the three months ending March 31, 1997 resulted in very little revenue from operations. However, on March 31, 1997 the Company entered into an agreement with its two major shareholders whereby $4,658,830 in indebtedness was forgiven in exchange for certain royalty rights. See Notes 4 and 5 to the financial statements for details.

	Financial Position
 ------------------
  	The Company went from a deficit shareholders' equity of $3,861,444 to a positive shareholders' equity of $36,742 primarily as a result of debt forgiveness of $4,658,830. See Notes 4 and 5 to the financial statements for details of this matter.

	Liquidity and Capital Resources
 -------------------------------
  	The Company in the past was dependent upon Birklea, Ltd., an Irish corporation, and other outside sources to provide equity and/or debt financing to the Company to fund its research and development and other administrative costs. It is estimated that an additional $85,000 during the next three months will be required to fund the Phase III Aztec clinical trials. The Company is currently seeking funding from outside sources, including licensing arrangements. There is no assurance such funding will be available, or if available, on terms favorable or acceptable to the Company. The Company has had success in recent years in obtaining capital, in the form of private placement of common stock, from investors outside the U.S. Specifically, it has sold more than $2,175,000 worth of stock since 1993 pursuant to Regulation S under the Securities Act of 1993. These funds were used to pay for clinical trials and general and administrative expenses.

	  Except as indicated above, there are no planned expenditures outside the normal operating costs of the Company which will cause the Company to make any extraordinary plans for handling any cash requirements within the foreseeable future.

	The Company currently has no cash resources and expects no further funding through Birklea Ltd. It is seeking funding through a variety of other sources including private investors, industry partners, licencing arrangements and possible other means. The Company is currently deferring salaries of some of its employees and is unable to pay some other overhead items. Unless it is able to find funding by August 31, 1997, it may be forced to either merge with another company or discontinue further operations.

	PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
        ---------------------------------
(a)	Exhibit 3.1   Restated Articles of Incorporation*
   	Exhibit 3.2   Restated By-Laws*
   	Stock Purchase Agreement - Birklea, Ltd. **
   	Stock Option - James M. Dunn, M.D. **
   	Stock Option - Jerry R. Dunn **
   	Exhibit 10 - Agreement - Birklea Ltd. and Dr. James M. Dunn

*	Incorporated by reference to SEC File No. 2-82403-D filed September 30,
1983
**	Incorporated by reference to SEC File No. 0-11232, Form 8-K January 14,
1993

 (b)	No reports on Form 8-K were filed during the quarter ended March 31,
1997.

                   	SIGNATURE PAGE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                					VEREX LABORATORIES, INC.
By:(Signature)                   /s/James M. Dunn, M.D.
(Date)                           May 15, 1997
(Name and Title)					       					James M. Dunn, M.D.
                            					President, Chief Executive Officer
                            					and Chief Financial Officer