Form 10-Q/A
period 1997-03-31
VEREX LABORATORIES INC/CO
filed 1997-07-16
CIK 716861

                         FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997
                              -----------------------
                             OR

 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


Commission file number        0-11232
                       ------------------------
                         VEREX LABORATORIES, INC.
       (Exact name of Registrant as specified in its charter)

           Colorado                                     84-0850695
 -----------------------------                      ------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

      14 Inverness Drive East, D-100     Englewood, Colorado    80112
      ----------------------------------------------------------------
             (Address of principal executive offices)

                       (303) 799-4499
      --------------------------------------------------
     (Registrant's telephone number, including area code)

      ---------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)

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

     The registrant had 2,327,359 shares of its no par value common stock outstanding as of March 31, 1997.
                                  -1-

                VEREX LABORATORIES, INC. AND SUBSIDIARIES

                    Consolidated Balance Sheets

               Assets                   March 31, 1997          June 30, 1996
                                         (Unaudited)              (Audited)

Current assets
Cash and cash equivalents                   $3,593                 $155,229
Receivables
   Trade                                       494                   10,146
Note receivable - current                                            18,877
Prepaid expenses                             5,184                   16,376
Patented drug products                                              229,037
                                           -------                  -------
                                             9,721                  429,665
Property and Equipment, at cost

Furniture and equipment                    489,900                  489,900
Leasehold improvements                       1,317                    1,317
                                           -------                   ------
                                           491,217                  491,217

   Less accumulated depreciation
    and amortization                      (458,992)                (440,242)
                                           -------                  -------
   Property and equipment - net             32,225                   50,975

Other Assets
Notes receivable - long-term                                         16,123

Patents and trademarks, net of
 accumulated amortization
 of $249,267 and $232,581                  160,776                  161,173
                                           -------                  -------
                                           160,776                  177,296
                                           -------                  -------
Total                                     $202,272                 $657,936
                                           -------                  -------
Liabilities and Stockholders'
 Equity
Current liabilities
 Checks written in excess of bank
  balance                                                           $59,543

Accounts payable and other accruals        322,654                  225,744
Accrued interest                                                    359,270
Notes payable - stockholder (Note 4)                              1,667,000
Notes payable - officers                    31,000
                                           -------                 --------
                                           353,654                2,311,557
Long-term liabilities
Accrued salary and benefits payable,
 net of current portion (Note 4)                                  2,207,823
                                                                  ---------
                                                                  2,207,823
Commitments and contingencies
 (Note 5)
Stockholders' Equity
Common Stock, no par value,
 100,000,000 shares authorized
 2,327,359 and 2,301,359 shares
 issued and outstanding                  2,304,423                2,285,331
Additional paid in capital              10,199,755                5,495,017
Accumulated deficit                    (12,655,560)             (11,641,792)
                                        ----------               ----------
                                           151,382               (3,861,444)
                                           -------                ---------
Total                                     $202,272                 $657,936
                                          --------                 --------

           See notes to consolidated financial statement
                          -2-

           VEREX LABORATORIES, INC. AND SUBSIDIARIES

              Consolidated Statement of Operations
                           (Unaudited)

                                        For The Nine          For The Nine
                                        Months Ending         Months Ending
                                        March 31, 1997        March 31, 1996
                                        --------------        --------------
Revenues
   Net sales                                                     201,084
   Contract income                                                27,658
   Other Income                             390                    3,472
                                           ----                 --------
                                           $390                 $232,214

Cost and Expenses
   Cost of sales                                                 135,163
   General and administrative           661,318                  827,530
   Research and development             257,615                  431,096
   Operating                                                       9,672
   Marketing                                                       2,544
   Interest                              95,222                   90,502
                                      ---------                ---------
                                      1,014,155                1,496,507
                                      ---------                ---------
Net Income (loss)                   ($1,013,765)             ($1,264,293)

Income tax (benefits)                   ----                     ----

Net Income (loss)                    $1,013,765              ($1,264,293)
                                     ----------              ------------

Net income (loss) per
  common share (note 3)                  ($0.44)                  ($0.61)

Weighted average shares
  outstanding                         2,322,319                2,080,308

              See notes to consolidated financial statement

                VEREX LABORATORIES, INC. AND SUBSIDIARIES

                   Consolidated Statement of Operations
                                (Unaudited)

                                              For The Three    For The Three
                                              Months Ending    Months Ending
                                              March 31, 1997   March 31, 1996
                                              --------------   --------------
Revenues
   Net sales                                                        $44,322
   Contract income                                                   27,658
   Other Income                                       10                392
                                                      --             ------
                                                     $10            $72,372
Cost and Expenses
   Cost of sales                                                     33,153
   General and administrative                    201,757            289,317
   Research and development                      159,049             34,219
   Operating                                                          3,188
   Interest                                       24,518             28,757
                                                  ------             ------
                                                 385,324            388,634
                                                 -------            -------
Net Income (loss)                              ($385,314)         ($316,262)
                                               ----------         ----------
Net income (loss) per common share (note 3)       ($0.17)            ($0.15)
Weighted average shares outstanding            2,322,319          2,080,308

             See notes to consolidated financial statement

                     VEREX LABORATORIES, INC. AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows
                                 (Unaudited)

                                               For The Nine      For The Nine
                                               Months Ending     Months Ending
                                               March 31, 1997   March 31, 1996
                                               --------------   --------------
Cash Flows from operating activities
 Net income (loss)                               ($1,013,765)     ($1,264,293)
 Adjustments to reconcile net income
   (loss) to net cash flow provided by
   (used in) operating activities
  Depreciation and amortization                       35,436           39,188
  Changes in certain assets & liabilities:
     Patented drug products                          229,037           42,214
     Receivables                                      44,652            8,823
     Inventory                                                         10,425
     Other assets                                     11,192              (48)
     Accounts payable and other accruals              37,366           73,299
     Accrued interest                                 95,221
     Accrued salary and benefits payable             309,516          307,266
                                                     -------          -------
Net cash provided by (used in) operating
  activities                                       ($251,345)       ($783,126)

Cash flows from financing activities:
   Proceed from note payable                          65,000          748,601
   Proceeds on note payable                           51,000
   Payments on note payable                                           (11,436)
                                                     -------          --------
   Net cash provided by financing activities         116,000          737,165

Cash flows from investing activities:
   Additions to property and equipment                                (18,698)
   Additions to patents and trademarks               (16,291)         (44,322)
                                                     --------         --------
   Net cash provided by (used in) investing
     activities                                      (16,291)         (63,020)
                                                     --------         --------
Net increase (decrease) in cash and cash
   equivalents                                      (151,636)        (108,981)
Cash and cash equivalents-beginning of period        155,229          140,766
                                                    --------          -------
Cash and cash equivalents-end of period               $3,593          $31,785
                                                     -------          -------
Supplemental cash flow information:
  Cash flow information:
    Cash paid for interest was $0 (1996) and
      $5,782 (1995).
  Noncash financing transaction:
    Forgivness of debt by shareholders            $4,658,830

             See notes to consolidated financial statements

                VEREX LABORATORIES, INC. and SUBSIDIARIES
                Consolidated Notes to Financial Statements
                                (Unaudited)


1.   Financial Statements
-------------------------
These unaudited financial statements should be read in conjunction with the Company's financial statements as of June 30, 1996, included in the Annual Report on Form 10-K. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the consolidated financial position and results of operations for the periods presented.
The results of operations for the nine-month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year. The Company's consolidated financial statements include the accounts of its wholly-owned subsidiary Bear Laboratories, Inc.

2.   Commitments
----------------
Office Lease:
The Company is obligated under an office lease commencing April 1, 1997 and ending on March 31, 2000, to pay $6,826.54 in monthly installments for its general office and research facility, which contains 8,623 sq. ft. of space. A portion of this is subleased to others.

Clinical Trials:
----------------
The Company is continuing with clinical trials on its AIDS drug, Aztec?, and has made commitments for ongoing patient and laboratory work totaling $195,000, part of which has been completed.

3.   Net Income Per Common Share
--------------------------------
Net income (loss) per common share for the nine-month periods ended March 31, 1997 and March 31, 1996 has been computed on the basis of the weighted number of common shares outstanding of 2,322,319 and 2,080,308 at March 31, 1997 and 1996 respectively.

4.   Credit Arrangements - Birklea, Ltd.
----------------------------------------
Effective November 30, 1993, the Company entered into a Credit Agreement with Birklea, Ltd., a major shareholder of the Company, whereby Birklea, Ltd. agreed to use its best efforts to provide up to $10,000,000 in financing to the Company. Advances under the arrangement bear interest at prime rate set by Morgan Guaranty Bank, New York. The convertible promissory note thereunder
                               -6-
is secured by the Company's right, title and interest in patent applications, patents, trade names, know-how and trade secrets relating to existing and future drug formulations relating to the drug commonly known as AZT. At December 31, 1996, the Company had drawn down $1,687,000 pursuant to the Credit Agreement. Subject to the Company having sufficient cash resources or alternative borrowing resources, principal is payable and interest are due upon 120 day notice or July 15, 1997. Effective March 31, 1997 Birklea Ltd. agreed to forgive its debt of $2,325,000 and release the lien on the Company's AZT formulation and Dr. Dunn agreed to forgive a debt of $2,517,239 relating to accrued compensation.


5.    Commitments and Contingencies
-----------------------------------
In order to improve the Company's financial position and reduce indebtedness of approximately $4,842,000 due to the Company's two principal shareholders, the Company entered into an agreement with those shareholders, Dr. Dunn and Birklea Ltd., whereby they forgave their respective indebtedness in consideration for the right to receive 25% each respectively of any licensing fees, advance royalties, royalties or any other source of income from the Company's AZT formulation, Aztecr until they have received $5,034,678 and $4,650,000 each respectively. In addition, the Company agreed to divide 10% among Dr. Dunn and Birklea Ltd. of all income through licensing fees, advance royalties, royalties and any other sources from the Company's formulations of Verinr, C-R naproxen, C-R niacin and C-R dipyridamole up to the amount of the respective indebtedness from the Company which they have forgiven.

Item 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations
         -----------------------------------
     Operations
     ----------
     The first nine months of the fiscal year and the three months ending March 31, 1997 resulted in very little revenue from operations









     Financial Position
     ------------------
     The Company went from a deficit shareholders' equity of $3,861,444 to a positive shareholders' equity of $151,382 primarily as a result of debt
forgiveness of $4,658,830.   See Notes 4 and 5 to the financial statements
for details of this matter.

     Liquidity and Capital Resources
     -------------------------------
     The Company in the past was dependent upon Birklea, Ltd., an Irish corporation, and other outside sources to provide equity and/or debt financing to the Company to fund its research and development and other administrative costs. It is estimated that an additional $85,000 during the next three months will be required to fund the Phase III Aztec? clinical trials. The Company is currently seeking funding from outside sources, including licensing arrangements. There is no assurance such funding will be available, or if available, on terms favorable or acceptable to the Company. The Company has had success in recent years in obtaining capital, in the form of private placement of common stock, from investors outside the U.S. Specifically, it has sold more than $2,175,000 worth of stock since 1993 pursuant to Regulation S under the Securities Act of 1993. These funds were used to pay for clinical trials and general and administrative expenses.

     Except as indicated above, there are no planned expenditures outside the normal operating costs of the Company which will cause the Company to make any extraordinary plans for handling any cash requirements within the foreseeable future.

     The Company currently has no cash resources and expects no further funding through Birklea Ltd. It is seeking funding through a variety of other sources, including private investors, industry partners, licensing arrangements and possibly other means. The Company is currently deferring salaries of some of its employees and is unable to pay some other overhead items. Unless it is able to find funding by August 31, 1997, it may be forced to either merge with another company or discontinue further operations.

                         PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)Exhibit 3.1   Restated Articles of Incorporation*
     Exhibit 3.2   Restated By-Laws*
     Stock Purchase Agreement - Birklea, Ltd. **
     Stock Option - James M. Dunn, M.D. **
     Stock Option - Jerry R. Dunn **
     Exhibit 10 - Agreement - Birklea Ltd. and Dr. James M. Dunn

    *Incorporated by reference to SEC File No. 2-82403-D filed September 30,
     1983
   **Incorporated by reference to SEC File No. 0-11232, Form 8-K January 14,
     1993

 (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                         SIGNATURE PAGE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
(Registrant)         VEREX LABORATORIES, INC.
(Dated)              July 10, 1997
BY:(Signature)       /s/ James M. Dunn, M.D.
(Name and Title)     James M. Dunn, M.D.
                     President, Chief Executive Officer
                     and Chief Financial Officer