Form 10-K
period 1997-06-30
VEREX LABORATORIES INC/CO
filed 1997-10-14
CIK 716861

                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-K

                           ANNUAL REPORT
                PURSUANT TO SECTION 13 or 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended   June 30, 1997   or
                                ----------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________  to __________

Commission file number  0-11232
                       ---------

                      VEREX LABORATORIES, INC.
------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

           Colorado                          84-0850695
          ----------                        ------------
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)        Identification No.)

Bldg. D, Suite 100, 14 Inverness Dr. East, Englewood, CO   80112
------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (303) 799-4499
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:

      Title of each class            Name of each exchange on
                                         which registered

            None                               None
      -------------------            ------------------------

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock - No Par Value
                 -----------------------------
                        (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes --X--    No --  --

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 20, 1997 was approximately $859,000.

     The number of shares outstanding of the Registrant's no par value common stock as of September 20, 1997, was 2,327,359 shares.

                               INDEX
                                                              PAGE
PART I
  ITEM 1.   Bussiness                                           2
  ITEM 2.   Properties                                          6
  ITEM 3.   Legal Proceedings                                   6
  ITEM 4.   Submission of Matters to a Vote of Security
              Holders                                           6

PART II
  ITEM 5.   Market for the Registrant's Common Stock
              And Related Security Holder Matters               6
  ITEM 6.   Selected Financial Data                             7
  ITEM 7.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                        8
  ITEM 8.   Financial Statements and Supplementary Data         10
  ITEM 9.   Disagreements on Accounting and Financial
              Disclosure                                        10

PART III
  ITEM 10.  Directors and Executive Officers                    10
  ITEM 11.  Executive Compensation                              11
  ITEM 12.  Security Ownership of Certain Beneficial
               Owners and Management                            12
  ITEM 13.  Certain Relationships and Related Transactions      13

PART IV
  ITEM 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                              14
            Signatures                                          15
            Financial Statements                              F1-F14
  EX-27     Financial Data Schedule                             30

                                      PART I

ITEM 1.  BUSINESS
         --------

Background
----------

     The Company was organized under the laws of the State of Colorado on September 29, 1980. The Company is in the business of acquiring, developing and marketing pharmaceutical and health care products. The Company obtains formulas and patents when available, selects trademarks, designs product packages and promotes and markets, through licensing agreements, pharmaceutical and health care products. During fiscal 1997 the Company had one subsidiary, Bear Laboratories, Inc., incorporated in April 1991 for the purpose of exploiting VERIN a drug formulation developed by the Company.

Going Concern Opinion
---------------------

     The Company's auditors have issued a report on August 29, 1997 stating, in effect, that there is substantial doubt as to the Company's ability to continue as a going concern. See Financial Statements.

Birklea, Ltd.
-------------

     On January 6, 1993, the Company entered into a Stock purchase Agreement ("Agreement") with Birklea, Ltd., 28 Hardcourt Street, Dublin 2, Republic of Ireland whereby Company sold 660,000 shares of its restricted common stock to Birklea, Ltd. for $550,000. Subsequent purchases of common stock have increased Birklea, Ltd.'s holdings to 771,106 which represents approximately 33% of the outstanding shares of Common Stock of the Company.

     The Agreement also provided that Birklea, Ltd. had an option through September 1, 1994 to acquire for $2,400,000 such additional shares of common stock of the Company at a price per share to be determined as will permit Birklea, Ltd. to hold 60% of the issued and outstanding common stock of the Company. This option has since expired.

Debt Forgiveness - Birklea, Ltd.
--------------------------------

     Effective November 30, 1993, the Company entered into a Credit Agreement with Birklea, Ltd., a major shareholder of the Company, whereby Birklea, Ltd. agreed to use its best efforts to provide up to $10,000,000 in financing to the Company. The note was secured by the Company's right, title and interest in patent applications, patents, tradenames, know-how and trade secrets relating to existing and future drug formulations relating to the drug commonly known as AZT. In March 1997, the balance (principal and interest) on this note was $2,185,984, when the Company and Birklea agreed that the debt was forgiven in consideration for the assignment of 25% of all future sources of revenue from the Company's AZTEC formulation, and 5% of all future revenues from other specified Company drug formulations up to $2,185,984. In addition, the agreed to assign to Birklea, Ltd. the AZTEC formulation in the event it has not licensed it prior to December, 1998.

Debt Forgiveness - Dr. James M. Dunn
------------------------------------

     In March, 1997 the Company's president forfeited his right to receive $2,605,204 in accrued salary and other benefits in consideration for the

Company's assignment to him of 25% of all future sources of revenue from its AZTEC formulation and 5% of the income derived from other specified Company drug formulations up to $2,605,204.

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

     The following table summarizes licensing agreements in existence at June 30, 1997:

Licensee and
Year of License               Territory                     Drug
---------------               ---------                     ----

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

     The Company intends to continue to pursue licensing arrangements with respect to marketing and/or developing its drug formulations and compounds. No such arrangements were entered into during fiscal 1997.

AZT Formulation
----------------

     The Company has developed a unique controlled release rate formulation of zidovudine (AZT), the primary drug used in the treatment of persons diagnosed as having Acquired Immunodeficiency Syndrome (AIDS) or being HIV positive.
The trademark name AZTEC has been registered with the United States Patent and Trademark Offices and a patent has been filed with authorities in the U.S. and Europe. The Company's formulation has been the subject of a clinical study at the University of Colorado Health Science Center which concluded that the AZTEC formulation had fewer adverse side effects, produces longer duration blood level curves, and higher intercellular phosphorated AZT levels than the currently used AZT drug (Retrovir ). Further, AZTEC is administered twice daily compared to 5-6 a day dosages of Retrovir . During the fiscal years ended June 30, 1995, 1996 and 1997 clinical trials of AZTEC were conducted at 15 sites in the United States at a cost of approximately $1,100,000. The Company has been dependent upon Birklea, Ltd., Burroughs-Wellcome (now Glaxo-Wellcome) and sale of its common stock for funding for such trials.

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

Amantex
--------

     This is an antiviral compound, delivered in a controlled release formulation, for the treatment of recurrent herpetic lesions. The Company has received a trademark for this product.

Veraderm
---------

     Veraderm is a wound dressing, made from a proprietary formulation of polymers that, when applied superficially to an open wound, can enhance healing while diminishing the chances of infection. Early testing has shown it to be particularly beneficial in the treatment of decubitus ulcers. A trademark has been received.

Psorex
-------

     The Company has discovered a treatment for psoriasis which it believes is safe and effective with no side effects. Psoriasis is a chronic inflammatory skin disease, characterized by skin scaling and ulcerations, which affects about 2% of the population. The formulation is a tablet, Psorex , which contains safe ingredients and which the Company hopes to market over-the-counter after independent studies are completed and in compliance with FDA labeling requirements. The Company's preliminary studies indicate that about 85% of patients show marked improvement when taking one to three tablets daily at bed time. The Company has received a trademark for Psorex .

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


ITEM 2.  PROPERTIES
         ----------

     The Company leases office and research facilities at 14 Inverness Drive East, Building D, Suite 100, Englewood, Colorado, consisting of 8,926 square feet of space at $6,213 per month pursuant to a two-year lease through March 31, 1997. The Company sublets a portion of the premises at $4,100 per month to an officer of the Company.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     No legal proceedings are pending.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to the Company's shareholders for a vote during the Company's fiscal fourth quarter.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS
         ----------------------------------------------------

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
-----------------------------------------------------------------------
                                                 High             Low
-----------------------------------------------------------------------

Fourth Qtr. (Ended June 30, 1997)               $ 1.25           $0.75
Third Qtr. (Ended March 31, 1997)               $ 2.00           $0.87
Second Qtr. (Ended December 31, 1996)           $ 2.37           $1.44
First Qtr. (Ended September 30, 1996)           $ 2.50           $2.25
Fourth Qtr. (Ended June 30, 1996)               $ 7.25           $2.25
Third Qtr. (Ended March 31, 1996)               $ 4.00           $2.50
Second Qtr. (Ended December 31, 1995)           $11.00           $2.50
First Qtr. (Ended September 30, 1995)           $ 9.00           $6.50
-----------------------------------------------------------------------

     The foregoing quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     As of September 20, 1997, the Company had approximately 1,400 holders of record of its common stock and the closing bid price on its common stock was $0.75.

     The Company has not paid any dividends since its inception and presently anticipates that all earnings will be retained for development of the Company's business.


ITEM 6.  SELECTED FINANCIAL DATA
         ------------------------

     Following is a summary of selected financial data. See the financial statements included herein for more complete information.

               6/30/97      6/30/96       6/30/95      6/30/94        6/30/93
             and for the  and for the   and for the   and for the   and for the
             Year Ended   Year Ended    Year Ended    Year Ended     Year Ended
               6/30/97      6/30/96       6/30/95       6/30/94       6/30/93
             -----------  -----------   -----------   -----------   -----------
Working
Capital
 (Deficit)   $(348,112)  $(1,881,892)  $(2,037,850)  $(1,187,055)  $  111,093
Total Assets   206,464       657,936       716,558       824,122      957,123
Total
 Liabilities   488,558     4,519,380     3,896,283     3,258,004    1,908,720
Long Term
 Debt          117,406     2,207,823     1,368,357     1,473,437    1,223,129
Shareholders'
  (Deficit)   (282,034)   (3,861,444)   (3,179,725)   (2,433,882)    (951,597)
Revenues        14,710        32,242     1,213,670       827,038      902,974
Net (Loss)  (1,276,778)   (1,847,440)   (1,281,345)   (1,872,285)    (888,971)
Net (Loss)
 Per Share        (.55)         (.89)         (.65)         (.99)        (.60)


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------

Results of Operations
---------------------

     1997 Compared to 1996
     ---------------------

     Revenues for 1997 were $14,710 and expenses were $1,291,488 resulting in a net loss of $1,276,778, however, $189,000 was a non-cash loss consisting of a write down of patented drug products. Losses for fiscal 1997 were $519,315 less than fiscal 1996. The principal item of reduced expenditure was research and development as the Company completed its clinical trials on AZTEC . In addition, fiscal 1996 operations included $51,347 in losses from a business which was sold in fiscal 1996. General and administrative expenses remained relatively the same as fiscal 1996. Interest expense was slightly lower from fiscal 1996 and should be nominal in fiscal 1998 as the Company should be essentially debt fee. However, the Company needs to develop a source of funding in order to continue.

     1996 Compared to 1995
     ---------------------

     Revenues were down $1,181,428 from 1995 during which the Company had licensing income of $1,200,000 from one source, Burroughs-Wellcome for clinical trials on AZTEC . See page 4 above. Without this source of funds to pay for research and clinical trials the Company relied on capital infusions from the sale of its common stock to cover those and other operating expenses of the Company. For those reasons the Company's net loss for the year was 44% higher than the net loss for 1995. Included in the loss is a $51,347 loss from the Company's snack food subsidiary which was slightly lower than its loss for fiscal 1995.

     Costs and expenses for fiscal 1996 were 25% lower than last years primarily due to a $603,810 reduction in research and development costs. This is largely as a result of the AZT clinical trials expenses being higher in fiscal 1995 than in fiscal 1996 when the trials were completed. Marketing expenses were up $25,146 or 161% as the Company was more involved in marketing efforts, including licensing arrangements, for its drug formulations.

Liquidity and Capital Resources
-------------------------------

     At August 29, 1997 the Company's auditors express concern as to the ability of the Company to continue in light of recurring losses from operations and net capital deficiency. See Financial Statements.

     At June 30, 1997 the Company had a working capital deficiency of $348,112 compared to negative working capital of $1,881,892 at June 30, 1996. The principal items contributing to the deficiency is the loss of $1,276,778 for fiscal 1997.

     The Company has no capital commitments other than salaries of the president and two other employees, the payment of rent on its facilities lease and a contract for approximately $233,000 for studies at the University of Colorado Health Sciences Center. Such commitments are not satisfiable from current revenues. Further, the Company has very limited cash resources to operate the Company at its current level of expense through December 31, 1997 without liquidity problems. In the past the Company has been dependent for funding on Birklea, Ltd. and Glaxo Wellcome and the sale of newly issued common stock to private foreign purchasers. There is little expectation that additional funding will be forthcoming from those sources in the future.

     Subsequent to fiscal year-end the Company entered into a contract with a Latin American corporation for the right to distribute AZTEC in two Latin American countries. This company agreed to pay an advance royalty of $115,000 and the company will purchase all AZTEC product from Verex, for which Verex will receive a mark-up.

Industry Trends
---------------

     There is substantial competition with respect to delayed release drug delivery products from major, highly recognized, manufacturers with large advertising budgets. In addition, major drug manufacturers currently market recognized prescription formulations for verapamil, naproxen, indomethacin and AZT.

Future Business Strategy and Subsequent Events
----------------------------------------------

     Since the beginning of fiscal year 1998, the Company has embarked on the application of its long-established controlled release technologies on certain nutritional supplements. Sales of nutritional supplements exceeds $15 billion in the U.S. alone, and management recognizes a definite niche to enter the product formulation side of this business and apply its controlled release pharmaceutical formulation technology to numerous nutritional products. The first such product the Company has undertaken is alpha-lipoic acid. This natural compound is a known antioxidant with free radical quenching effects. It has been on the market in Germany for more than 30 years and has been introduced to the U.S. market within the past year. Recent clinical studies have shown alpha-lipoic acid also improves insulin-stimulated glucose-disposal in type 2 diabetics. Verex has reformulated the basic compound and its delivery in the body to not only take advantage of these newfound attributes, but preliminary testing done by San Francisco-based Medical Research Institute has found the Verex formulation to also have appetite suppression effects. These new indications are being vigorously pursued, and the Company is in negotiations with Medical Research Institute to commercialize the Verex formulation of alpha-lipoic acid on a global scale. The Company is hopeful that revenues may be available from this product in early 1998. Nutritional products are not regulated by the FDA in the U.S.; thus no regulatory approval would be necessary.

     In addition, the Company is currently negotiating with a private investor for the purchase of a substantial amount of newly-issued common stock for cash plus a right of first refusal on the marketing rights to certain Company drug formulations. There is no assurance that such investment will be forthcoming.

Forward-Looking Statements
--------------------------

     Included under this Item 7 are "forward-looking statements" within the meaning of Section 27 of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct since the Company is not able to accurately predict if it will obtain adequate funding to continue in business or license or market its products. Important factors affecting its ability to do so include the extreme competitiveness of the industry, the cost involved to market new drug and nutritional products, the very limited resources of the Company and the regulatory environment in which the Company operates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     Attached hereto are financial statements responsive to this Item.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ----------------------------------------------------

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
          --------------------------------

     The By-laws of the Company provide that the affairs of the Company shall be managed by its Board of Directors consisting of at least three persons. There is a family relationship between the directors. The following table sets forth information about each director of the Company.

Name                       Age      Occupation
----                       ---      ----------

James M. Dunn, M.D. (1)    60       President and a Director of the Company
                                    (1980-Present); Treasurer of the Company
                                    (1981-Present); Chairman of the Board of Directors and Chief Executive Officer of the Company (1982-Present); Assistant
                                    Professor, School of Medicine, Louisiana
                                    State University (1979-1981); Vice-
                                    President-Medical Affairs, Boots
                                    Pharmaceutical, Inc. (1979-1980);
                                    Director of Clinical Pharmacology and
                                    Research, Wallace Laboratories
                                    (1976-1979).

Jerry R. Dunn (1)          61       Director of the Company (1980-Present);
                                    Vice President of the Company (5/89-
                                    Present); Vice President of Business
                                    Operations (1992-Present); Secretary
                                    of the Company (1981-5/89); Self-employed
                                    Attorney (1965-Present); officer and
                                    director of several closely-held
                                    corporations and partner in various
                                    partnerships involved in real estate and real estate related enterprises
                                    (1971-Present).

James B. Petre             44       Director of the Company January, 1993-
                                    Present).  Owner of Foremost Properties,
                                    Englewood, Colorado a real estate
                                    development and brokerage firm (1989-
                                    present). Vice President and a director of Previews, Inc., Denver, Colorado, a real estate brokerage firm (1984-1989).
                                    Mr. Petre is licensed as a real estate
                                    broker with the Colorado Real Estate
                                    Commission.

Mark Banister              34       Private Investor (1991-Present). United
                                    States Equities Trader with Morgan
                                    Stanley International, London, England
                                    (1987-1991).  Senior Dealer, United States
                                    Equities for County Securities Ltd.,
                                    London, England (1982-1986).
------------------------
     (1) Dr. James M. Dunn and Mr. Jerry R. Dunn are brothers and comprise all of the executive officers of the Company.


     The Board of Directors does not have Audit, Compensation or Nominating Committees. During the period from July 1, 1996 to June 30, 1997, the Board of Directors met 4 times, and all directors attended the meetings, either in person or by telephone.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The following tabular information includes all plan and non-plan compensation paid to the Company's President and to all other executive officers whose total annual salary and bonus is $100,000 or more.

                            Summary Compensation

               Annual Compensation                 Long-Term Compensation
       ----------------------------------  -----------------------------------
                                                   Awards             Payouts
                                             ------------------   --------------
                                   Other                                 All
                                   Annual     Restricted          LTIP  Other
Name and                           Compen-     Stock              Pay- Compen-
Principal          Salary   Bonus  sation      Award(s) Options/  outs  sation
Position    Year     ($)      ($)    ($)        ($)      SARs(#)  ($)    ($)
---------   ----    ------   -----  -------   --------- -------- ------- -------

James M.    1997  143,150(3)  -0-   23,622(2)(3) -0-       -0-     -0-     -0-
Dunn, M.D.  1996  456,890(1)  -0-   54,654(2)    -0-       -0-     -0-     -0-
(President  1995  403,970(1)  -0-   45,530(2)    -0-       -0-     -0-     -0-
and Chairman
of the Board
------------------------
     (1) Dr. Dunn was actually paid $31,251, $125,000 and $125,000 as salary for the years ended June 30, 1997, 1996 and 1995, respectively. The annual salaries set forth above are pursuant to Dr. Dunn's employment contract discussed below.

     (2) Dr. Dunn actually received $__________ in fiscal 1997, $34,902 in fiscal 1996, and $27,957 in fiscal 1995, in other forms of compensation comprised of premiums paid on life insurance and automobile lease and maintenance expense. He earned $5,506 (3), $19,752, and $17,573, in vacation allowance for fiscal 1997, 1996 and 1995, respectively and $0, $3,000 and $3,000, respectively in product minimum royalties for fiscal 1997, 1996 and 1995, all of which was deferred along with accumulated amounts through January 1, 1998. Deferred accumulated royalty payments were $200,250 and $197,000, at June 30, 1996 and 1995, respectively. Accumulated vacation allowance is included in the deferred accumulated salary amount set forth in Note (1) above.

     (3) Excludes amounts accrued and forgiven by Dr. Dunn on march 31, 1997. See Note 5 to the financial statements.

Employment Contract - James M. Dunn, M.D.
-----------------------------------------

     On November 30, 1993, the Company entered into a new employment agreement with its President, James M. Dunn, M.D. whereby Dr. Dunn agreed to serve as President of the Company until he reaches the age of 65 (2003) and agreed to assign to the Company all his right, title and interest in his inventions, discoveries, innovations, concepts and know-how during the period of the Agreement. Dr. Dunn is entitled to receive an annual salary of $338,000, subject to annual adjustments, a $3,000,000 life insurance policy, disability insurance equal to 80% of his gross income, and health insurance. In addition, he is entitled to a 2% royalty on the first $5,000,000 in net sale price of any Verex patented product, a 1% royalty on net sales in excess of $5,000,000 and a 2% royalty on Verex licensed technology. At March, 1997, a total of $2,605,204 was accrued in compensation pursuant to the agreement, and Dr. Dunn waived his claims thereunder in exchange for 25% in future revenues from AZTEC and 5% in future revenues from certain other Company drug formulations up to $2,605,204 and certain assignment rights to AZTEC in the event the Company has not licensed AZTEC prior to December 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT
          -----------------------------------------------

     Based on certain reports filed with the Securities and Exchange Commission, the table on the following page reflects certain information as of September 20, 1997 as to beneficial holders of more than 5% of the outstanding shares of Common Stock of the Company and as to Common Stock beneficially owned by all executive officers and directors of the Company as a group:

                         Amount and Nature      Percent of Shares
     Name of               of Beneficial         of Common Stock
Beneficial Owner           Ownership (1)           Outstanding
----------------         -----------------      -----------------

James M. Dunn, M.D.           360,560                 15.5%

Jerry R. Dunn                  50,650                  2.2%

Birklea Ltd.(2)(3)            771,106                 33.1%

James Petre                     -0-                      0%

Mark Banister(3)                -0-                      0%

Officers and Directors
 as a Group (4 persons)     1,182,316(4)              50.8%
------------------------
     (1) This table is based on 2,327,359 shares outstanding and does not include presently exercisable options to purchase shares of the Company's Common Stock held by each of the foregoing. See "Certain Relationships and Related Transactions" below for details. Beneficial ownership by any person includes direct or indirect voting power and investment power with respect to such shares of common stock of the Company.

     (2) The Company is informed that the owner of all the voting and investment power of Birklea, Ltd. is Peter Josse, c/o Birklea, Ltd., P.O. Box 303, St. Helier, Jersey, Channel Islands, U.K..

     (3) Mr. Banister holds a power of authority to vote the shares held by Birklea, Ltd.

     (4)  Includes shares held by Birklea, Ltd.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The Company leases facilities through March 31, 2000 at a current monthly rate of $6,826 plus a pro rata share of maintenance costs. A portion of the space is subleased to Jerry R. Dunn, an officer of the Company at $2,500 per month and subleases another portion of the space to a non-affiliate at $1,000 per month. Management believes the terms of the facilities sharing with Jerry
R. Dunn are as fair to the Company as could be arranged with an independent party.

     Jerry R. Dunn, a non-salaried officer and director of the Company, from time to time provides legal services to the Company. For the year ended June 30, 1997 the Company paid a total of $9,500 in fees for legal services to Jerry R. Dunn. Management believes the terms on which these services are performed and charged are as fair to the Company as could be obtained from an independent lawyer.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K
          -------------------------------------------------------

(a)   (1)   The following consolidated financial statements are included in Part II, Item 8 of this Report:

            Report of Independent Certified Public Accountants

            Balance Sheets at June 30, 1997 and 1996

            For the years ended June 30, 1997, 1996 and 1995:

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

      (3) The following Exhibits were included as Exhibits to the Form S-18, SEC File No. 2-82403-D filed March 11, 1983 and are incorporated herein by reference:

              3.1 - Restated Articles of Incorporation
              3.2 - Restated By-laws

            The following Exhibits were included as Exhibits to the Form 10-K, SEC File No. 0-011232 filed September 30, 1988:

              10.13 - Licensing Agreement with Galen Pharma, Inc.
                      (Trimel)
              10.14 - Licensing Agreement #2 with Galen Pharma, Inc.
                      (Trimel)

            The following Exhibits were included as Exhibits to the Form 8-K, SEC File No. 0-11232, filed January 14, 1993:

              10.26 - Stock Purchase Agreement - Birklea, Ltd.
              10.27 - Stock Option - James M. Dunn, M.D.
              10.28 - Stock Option - Jerry R. Dunn

            The following Exhibits were included as Exhibits to the Form 10-K, SEC File No. 0-11232, filed October 13, 1994:

              10.29 - Credit Agreement - Birklea, Ltd.
              10.30 - Convertible Promissory Note - Birklea, Ltd.
              10.31 - Security Agreement - Birklea, Ltd.
              10.32 - Employment Agreement - James M. Dunn, M.D.

            The following Exhibits are attached hereto:

              10.34 - Agreement with James M. Dunn, M.D.
                      and Birklea, Ltd. - March 1997

              27    - Financial Data Schedule

(b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                              SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                         VEREX LABORATORIES, INC.


BY(Signature)                        /s/James M. Dunn
(Date)                               October 3, 1997
(Name and Title)                     James M. Dunn, M.D., President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


BY(Signature)                         /s/James M. Dunn
(Date)                                October 3, 1997
(Name and Title)                      James M. Dunn, M.D., Chief
                                      Executive Officer, Chief Financial
                                      Officer and Director

BY(Signature)                         /s/Jerry R. Dunn
(Date)                                October 3, 1997
(Name and Title)                      Jerry R. Dunn, Director

BY(Signature)                         /s/James Petre
(Date)                                October 3, 1997
(Name and Title)                      James Petre, Director

BY(Signature)                         /s/
(Date)                                October 3, 1997
(Name and Title)                      Mark Banister, Director

                VEREX LABORATORIES, INC. AND SUBSIDIARIES

                            Table of Contents


                                                                   Page

Independent Auditors' Report                                       F - 2

Financial Statements

  Consolidated Balance  Sheets - June 30, 1997 and 1996            F - 3

  Consolidated Statements of Operations -
  For the Years Ended June 30, 1997, 1996 and 1995
  and Cumulative from September 29, 1980 (inception) to
  June 30, 1997                                                    F - 4

  Consolidated Statements of Stockholders' Deficit -
  For the Years Ended June 30, 1997, 1996 and 1995
  and Cumulative from September 29, 1980 (inception) to
  June 30, 1997                                                    F - 5

  Consolidated Statements of Cash Flows -
  For the Years Ended June 30, 1997, 1996 and 1995
  and Cumulative from September 29, 1980 (inception) to
  June 30, 1997                                                    F - 6

  Notes to Consolidated Financial Statements                       F - 7

                       INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Verex Laboratories, Inc. and Subsidiaries
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Verex Laboratories, Inc. (a development stage enterprise) and Subsidiaries as of June 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended June 30, 1997 and the amounts for the years ended June 30, 1997, 1996 and 1995 included in the cumulative period from inception (September 29, 1980) to June 30,1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verex Laboratories, Inc. and Subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, and the amounts for the years ended June 30, 1997, 1996 and 1995 included in the cumulative period from inception (September 29, 1980) to June 30, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Verex Laboratories and Subsidiary (the Company) will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from this uncertainty.




                                     Ehrhardt Keefe Steiner & Hottman PC
August 29, 1997
Denver, Colorado

                VEREX LABORATORIES, INC. AND SUBSIDIARIES
                     (a development stage enterprise)

                       Consolidated Balance Sheets

                                                           June 30,
                                                     -------------------
                                                     1997            1996
                                                    -------        --------
                                Assets
Current assets
  Cash and cash equivalents                         $13,915        $155,229
  Receivables
     Trade                                                -          10,146
  Note receivable - current (Note 3)                      -          18,877
  Prepaid expenses                                    9,125          16,376
  Patented drug products                                  -         229,037
                                                     ------         -------
                                                     23,040         429,665
                                                     ------         -------
Property and equipment, at cost
  Furniture and equipment                           489,900         489,900
  Leasehold improvements                              1,317           1,317
                                                    -------         -------
                                                    491,217         491,217
Less accumulated depreciation and amortization     (464,334)       (440,242)
                                                   ---------       ---------
  Property and equipment - net                       26,883          50,975
                                                   ---------       ---------
Other assets
  Notes receivable - long-term (Note 3)                   -          16,123
  Patents and trademarks, net of
   accumulated amortization of $254,836
   (1997) and $232,581 (1996)                       156,541          161,173
                                                  ---------        ---------
                                                    156,541          177,296
                                                  ---------        ---------
Total                                             $ 206,464        $ 657,936
                                                  =========        =========
                      Liabilities and Stockholders' Deficit

Current liabilities
  Checks written in excess of bank balance        $       -        $  59,543
  Accounts payable and other accruals               217,329          221,129
  Accrued salary and benefits payable (Note 9)      101,910            4,615
  Accrued interest                                        -          359,270
  Notes payable - stockholder (Note 4)                    -        1,667,000
  Current portion of long-term
    debt - related parties (Note 4)                  51,913                -
                                                    -------        ---------
                                                    371,152        2,311,557
Long-term liabilities
  Accrued salary and benefits payable, net of
    current portion (Note 9)                        117,406        2,207,823
                                                    -------        ---------
         Total liabilities                          488,558        4,519,380
                                                    -------        ---------
Commitments and contingencies (Notes 2, 5, 9
   and 10)

Stockholders' deficit (Notes 5 and 6)
  Common stock, no par value, 100,000,000
    shares authorized, 2,327,359 (1997) and
    2,301,359 (1996) shares issued and
    outstanding                                   2,304,422        2,285,331
  Additional paid-in capital                     10,332,114        5,495,017
  Deficit accumulated during the development
    stage                                       (12,918,570)     (11,641,792)
                                                ------------     ------------
                                                   (282,034)      (3,861,444)
                                                ------------      -----------
Total                                           $    206,465      $  657,936
                                                ============      ==========

               See notes to consolidated financial statements.

                   VEREX LABORATORIES, INC. AND SUBSIDIARIES
                         (a development stage enterprise)

                     Consolidated Statements of Operations

                                                                  Cumulative
                                                                     from
                                                                 September 29,
                                                                     1980
                                                                (inception) to
                        For the Years Ended June 30,                June 30,
                     1997           1996           1995               1997
                  ----------     ---------      -----------        ----------
Revenues
  Net sales       $       -      $       -       $        -        $  233,523
  Licensing income        -              -        1,200,000         1,606,686
  Contract income         -         27,658                -         1,527,668
  Interest income       391          3,933           13,264           918,590
  Gain on sale of
    investment            -              -                -           334,881
  Other              14,319            651              406           136,942
                  ---------      ---------       ----------        ----------
                     14,710         32,242        1,213,670         4,758,290
                  ---------      ---------       ----------        ----------
Costs and
   expenses
 Cost of sales            -              -            3,211           144,919
 Write down of
  patented drug
  products          189,000              -                -           495,250
 General and
  administrative    869,124        888,402          918,625         9,572,931
 Research and
  development        81,586        749,740        1,353,550         5,812,026
 Operating            4,931          5,048            5,245            25,811
 Marketing            7,230         40,762           15,616           766,795
 Interest           139,617        144,383          143,123           513,910
                    -------        -------          -------           -------
 Loss on
  disposal of
  assets                  -              -                -            33,425
                  ---------      ---------        ---------        ----------
                  1,291,488      1,828,335        2,439,370        17,365,067
                  ---------      ---------        ---------        ----------
Net loss from
  continuing
  operations     (1,276,778)    (1,796,093)      (1,225,700)      (12,606,777)

Discontinued
  operations
  (Note 8)
  Loss from
    operations
    of discon-
    tinued
    subsidiary             -        (42,394)        (55,645)         (302,840)
  Loss on
    disposal of
    subsidiary             -         (8,953)              -            (8,953)
                  ------------   ------------    ------------    -------------
  Net loss        $(1,276,778)   $(1,847,440)    $(1,281,345)    $(12,918,570)
                  ============   ============    ============    =============
  Net loss per
    common share
    from
    continuing
    operations
    (Note 6)      $      (.55)    $      (.87)   $      (.63)    $      (5.43)
                  ============    ============   ============    =============
Net loss per
  common share
  from discon-
  tinued opera-
  tions (Note 6)  $         -     $      (.02)    $     (.02)     $      (.13)
                  ===========     ============    ===========     ============

Net loss per
  common share
  (Note 6)        $     (.55)     $      (.89)    $     (.65)     $     (5.56)
                  ===========     ============    ===========     ============

             See notes to consolidated financial statements.

              VEREX LABORATORIES, INC. AND SUBSIDIARIES
                   (a development stage enterprise)

            Consolidated Statements of Stockholders' Deficit
     For the Period September 29, 1980 (inception) to June 30, 1997



                                                                     Deficit
                                                                   Accumulated
                                                       Additional   During the
                                  Common Stock           Paid-in   Development
                            Shares          Amount      Capital      Stage
                            ------          ------      -------    ---------
                           (Note 2)
Shares issued to
 officers and
 directors in
 exchange for cash
 on July 10, 1981         4,650,000         $100        $      -    $      -
Sales of general
 and limited
 partnership units
 in Novarex Systems,
 Ltd., including
 accrued interest on
 notes                    1,499,900       612,683              -           -
Shares issued to an
 officer in exchange
 for cash on February 8,
 1983                        25,100           251              -           -
Shares issued ($.83,
 $1.00 and $2.35 per
 share), net of offering
 costs of $690,952        5,745,121     1,038,534      4,018,057           -
Shares issued in
 exchange for services       30,000        19,500              -           -
Reverse stock split
 1:10                   (10,084,500)            -              -           -
Stock issuance
 ($2.35 per share)           48,750       114,563        275,437           -
Net loss for the
 period September
 29, 1980 (inception)
 to June 30, 1994                 -             -              -   (8,513,007)
                          ---------     ---------      ---------   -----------
Balances - June 30,
 1994                     1,914,371     1,785,631      4,293,494   (8,513,007)
Stock issuance
 ($4.00 per share)           11,750        13,805         33,195            -
Stock issuance
 ($6.00 per share)           81,417       143,487        345,015            -
Net loss for the
 year ended June 30,
 1995                             -             -              -   (1,281,345)
                          ---------     ---------      ---------   -----------
Balances -
 June 30, 1995            2,007,538     1,942,923      4,671,704   (9,794,352)
Stock issuance
 ($2.75 per share)          200,001       161,552        388,449            -
Stock issuance
 ($6.00 per share)           34,000        59,921        144,079            -
Stock issuance
 ($7.00 per share)           52,800       108,563        261,037            -
Stock issued for
 services ($6.00 per
 share)                       7,020        12,372         29,748            -
Net loss for the year
 ended June 30, 1996              -             -              -   (1,847,440)
                          ---------     ---------      ---------  ------------
Balances - June 30, 1996  2,301,359     2,285,331      5,495,017  (11,641,792)
Stock issuance
 ($2.50 per share)           26,000        19,091         45,909            -
Stockholder's contri-
 bution (Note 5)                  -             -      4,791,188            -
Net loss for the year
 ended June 30, 1997              -             -              -   (1,276,778)
                          ---------    ----------    ----------- -------------
Balances - June 30, 1997  2,327,359    $2,304,422    $10,332,114 $(12,918,570)
                          =========    ==========    =========== =============

               See notes to consolidated financial statements.

                VEREX LABORATORIES, INC. AND SUBSIDIARIES
                    (a development stage enterprise)

                  Consolidated Statements of Cash Flows

                                                                 Cumulative
                                                               from September
                                                                   29, 1980
                                                                (inception to
                              For the Years Ended June 30,         June 30,
                           1996          1996          1995          1996
                          ------        ------        ------        ------
Cash flows from
 operating activities
Net loss               $(1,276,778)  $(1,847,440)  $(1,281,345)  $(12,918,570)
                       ------------  ------------  ------------  -------------
Adjustments to
 reconcile net loss
 to net cash used by
 operating activities
Amortization                22,255        28,913        26,699        337,739
Depreciation                24,092        33,916        29,891        734,656
Impairment of patented
 drug product              189,000             -             -        189,000
Non-cash stockholder
 contributions                   -         8,953             -         37,571
Non-cash loss on sale
 of investments                  -       (35,000)            -       (369,881)
Other                            -             -             -         38,932
Common stock issued
 for services                    -        42,120             -         61,620

Change in certain assets
  and liabilities
Research and development         -             -             -       (490,000)
Patented drug
 products                   40,037        67,512       150,828        301,000
Receivables                 10,146         7,319        38,695         20,610
Inventory                        -        19,337        11,263          8,448
Prepaid expenses
 and other                   7,251          (417)       (9,071)        (8,230)
Accounts payable and
 other accruals            (63,403)      127,411        62,666        196,236
Accrued interest           139,714       143,505       143,687        498,984
Accrued salary and
 benefits payable          612,082       394,240       350,356      2,819,905
                           -------       -------       -------      ---------
                           981,174       837,809       805,014      4,376,590
                           -------       -------       -------      ---------
Net cash used by
 operating activities     (295,604)   (1,009,631)     (476,331)    (8,541,980)
                          ---------   -----------     ---------    -----------
Cash flows from
 investing activities
Proceeds from sale of
 common stock                    -     1,123,601       535,502      2,799,103
Proceeds from sale of
 securities                      -             -             -        404,588
Payment of note
 receivable                 35,000             -             -        321,663
Acquisition of subsidiary        -             -             -        (21,898)
Proceeds from sale of
 equipment                       -             -             -         40,200
Additions to property
 and equipment                   -       (30,382)      (14,360)      (838,359)
Additions to patents and
 trademarks                (17,623)      (27,066)      (42,102)      (443,456)
Investment in securities         -             -             -        (69,707)
                           --------      --------      --------      ---------
Net cash provided by
 investing activities       17,377     1,066,153       479,040      2,192,134
                           -------     ---------       -------      ---------
Cash flows from
 financing activities
Sale of general and
 limited partnership
 units                           -             -             -        326,000
Proceeds from notes
 payable                    71,913             -       123,000      1,879,913
Payments on note payable         -       (42,059)      (41,430)      (214,114)
Net proceeds from issuance
 of common stock            65,000             -             -      4,371,962
                           -------       -------        ------      ---------
Net cash provided by
 financing activities      136,913       (42,059)       81,570      6,363,761
                           -------       --------       ------      ---------
Net (decrease) increase
 in cash and cash
 equivalents              (141,314)       14,463        84,279         13,915
Cash and cash
 equivalents -
 beginning of year         155,229       140,766        56,487              -
                           -------       -------        ------        -------
Cash and cash
 equivalents -
 end of year               $13,915      $155,229      $140,766        $13,915
                           =======      ========      ========        =======

Supplemental cash flow information:

     Cash paid for interest was $0 (1997), $5,072 (1996) and $5,438 (1995).

Supplemental disclosure of noncash financing activities:
     During the year ended June 30, 1997, the following liabilities were forgiven by related parties (Note 5):

 Note payable - stockholder                       $1,687,000
 Accrued interest                                    498,984
 Accrued salary and benefits payable               2,605,204
                                                  ----------
 Additional paid-in capital                       $4,791,188
                                                  ==========
             See notes to consolidated financial statements.

                VEREX LABORATORIES, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
                     (a Development Stage Enterprise)

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

Development Activities
----------------------
Verex Laboratories, Inc. (the "Company") was incorporated in Colorado on September 29, 1980 and began developmental activities in July 1981. The Company was primarily engaged in the business of developing and marketing non-prescription and prescription drug products utilizing constant release rate drug delivery systems. The Company had limited sales and marketing operations until October 3, 1991, when it acquired 100% of the outstanding stock of the Colorado Nut Company, Inc. The Colorado Nut Company assembled and sold snack food items. The Colorado Nut Company was sold in June 1996. Bear Laboratories, Inc., a wholly-owned subsidiary of the Company, was incorporated and began operations in April 1991. Bear Laboratories, Inc. was formed to market one of the Company's products through a national advertising campaign.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of its wholly-owned subsidiaries Bear Laboratories, Inc. and the Colorado Nut Company. All intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts of financial instruments including cash and cash equivalents, accounts payable, notes payable and accrued expenses approximated fair value as of June 30, 1997 because of the relatively short maturity of these instruments.

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

Patents and Trademarks
----------------------
Patents and trademarks are stated at cost and are amortized on a straight-line basis over a period of ten years.

                VEREX LABORATORIES, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
                     (a Development Stage Enterprise)



Note 1 - Summary of Significant Accounting Policies (continued)
---------------------------------------------------------------

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

Reclassification
----------------
Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 presentation.

Use of Estimates
----------------
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                VEREX LABORATORIES, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
                     (a Development Stage Enterprise)



Note 2 - Continued Operations and Realization of Assets
-------------------------------------------------------
The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered a significant loss from continuing operations of $1,278,139 in 1997 resulting in an accumulated deficit of $12,919,931 at June 30, 1997.

Management plans?

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


Note 3 - Notes Receivables
--------------------------
                                                                June 30,
                                                           -----------------
                                                           1997         1996
                                                         --------    --------

Note receivable - paid in full during fiscal year 1997.  $      -    $ 12,500
Note receivable - paid in full during fiscal year 1997.         -      22,500
                                                         --------    --------
                                                                -      35,000
Less current portion                                            -     (18,877)
                                                         --------    ---------
                                                         $      -    $ 16,123
                                                         ========    ========
Note 4 - Notes Payable and Long-Term Debt
-----------------------------------------
                                                                June 30,
Note Payable Stockholder                                   1997        1996
------------------------                                 --------    -------

$10,000,000 credit agreement with a stockholder; debt
 forgiven in fiscal year 1997, as discussed more fully
 in Note 5.                                              $      -  $1,667,000
                                                         ========  ==========

                                                                June 30,
Long-Term Debt                                             1997        1996
--------------                                           --------    -------
Notes payable to officer of the Company; non interest
bearing and maturing from July 1997 to April
1998.  The notes are not collateralized.                  $17,500     $    -

                VEREX LABORATORIES, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
                     (a Development Stage Enterprise)


Note 4 - Notes Payable and Long-Term Debt (continued)
-----------------------------------------------------
                                                           June 30,
                                                     1997           1996
                                                    ------         ------
Notes payable to the president of the Company;
non interest bearing and maturing from July 1997
to May 1998.  The notes are not collateralized.     34,413              -
                                                    ------         ------
                                                    51,913              -
Less current portion                               (51,913)             -
                                                   --------        ------
                                                   $     -         $    -
                                                   ========        ======
Note 5 - Stockholder Contributions

In March, 1997, the Company entered into an agreement with the Company's president and another Stockholder whereby the two stockholders forgave the Company's indebtedness of $2,605,204 and $2,185,984, respectively. The total debt forgiven of $4,791,188, included $1,687,000 of note payable to the stockholder, $498,984 of accrued interest on the note and $2,605,204 of accrued salary and benefits to the president. As consideration for the debt forgiveness, the Company agreed to assign each individual the right to receive 25% of all licensing fees, royalties and all other sources of income from the Company's Aztec formulation and 5% of the income derived from other specified formulations up to the respective indebtedness from the Company
which was forgiven.   In addition, the Company has agreed to assign the
patent for the Aztec formulation to the Stockholder in the event that the Company is unsuccessful in securing any licensing or royalty agreements prior to December 1998. The Stockholder would then be responsible for marketing the rights and would distribute all earnings in accordance with the terms of the original agreement. As discussed more fully in Note 11, the Company entered into a licensing agreement for the Aztec formulation subsequent to year end. The total amount of debt forgiven is reflected as additional paid-in-capital for the year ended June 30, 1997 in the accompanying consolidated financial statements.


Note 6 - Common Stock
---------------------
Stock Purchase Agreement
------------------------
On January 6, 1993, the Company entered into a Stock Purchase Agreement ("Agreement") with Birklea, Ltd., whereby the Company sold 660,000 shares of its restricted common stock to Birklea, Ltd. for $550,000. The newly issued shares represented 37% of the Company's outstanding common stock after issuance thereof. Subsequent purchases of common stock have increased Birklea, Ltd.'s holdings to 771,106 shares which represents approximately 33% of the outstanding shares of Common Stock of the Company as of June 30, 1997.

                VEREX LABORATORIES, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
                     (a Development Stage Enterprise)

Note 6 - Common Stock (continued)
---------------------------------
Net Loss Per Common Share
-------------------------
Net loss per common share for the years ended June 30, 1997, 1996, and 1995 has been computed on the basis of the weighted average number of common shares outstanding of 2,323,956, 2,082,825 and 1,949,122, respectively.


Note 7 - Income Taxes
---------------------
The Company has long-term deferred tax assets as a result of its net operating losses and deferred salary (assumed a tax rate of 38%) that is fully impaired due to uncertainty as to their utilization. Accordingly, there is no net deferred tax asset reflected in the accompanying consolidated financial statements.

                                                           June 30,
                                                     1997           1996
                                                    ------         ------
Long-term deferred tax assets:
  Operating losses                               $(3,941,926)   $(2,441,937)
  Deferred salary                                    (83,340)      (837,833)
  Other                                                    -       (138,276)
                                                  -----------    -----------
      Total long-term deferred assets              4,025,266     (3,418,046)
Valuation allowance                               (4,025,266)     3,418,046
                                                  -----------    -----------
Net deferred tax                                  $        -     $        -
                                                  ===========    ===========

At June 30, 1997, the Company has approximately $10,400,000 of net operating loss carryforwards for income tax purposes that expire between June 30, 1999 and June 30, 2012.


Note 8 - Discontinued Operations
--------------------------------
On June 28, 1996, the Company sold its investment in its wholly owned subsidiary Colorado Nut Company, Inc. for $45,000. The Company retained the accounts receivable, accounts payable and accrued expenses. Included in the sale was inventory and net property and equipment. Operating results of the Colorado Nut Company are recorded at discontinued operations for the year ended June 30, 1996. Operating results for June 30, 1995 have been reclassified as discontinued operations.

                VEREX LABORATORIES, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
                     (a Development Stage Enterprise)


Note 8 - Discontinued Operations (continued)

Sales from the Colorado Nut Company were $241,346 and $347,429 for the years ended June 30, 1996 and 1995, respectively. All expenses related to the Colorado Nut Company have been allocated to discontinued operations including interest of $5,072 and $5,438 for the years ended June 30, 1996 and 1995, respectively.

The sale of Colorado Nut Company, Inc. resulted of a loss of approximately $9,000. Any tax benefit or expense resulting from the sale has been fully allowed for due to the continued net operating losses of the Company.


Note 9 - Related Party Transactions
-----------------------------------
Employment and Royalty Agreements
---------------------------------
On November 30, 1993, the Company entered into a new 8-year employment contract with its President. The contract may be extended by the President. Under the terms of the contract, the President receives an annual base salary of $338,000 and an annual cost of living adjustment plus 8%.

The contract also provides for certain insurance and employee benefits and entitles the President to participate in retirement and management incentive plans that the Company is required to establish. Such plans have not yet been established. As of June 30, 1997 and 1996, the Company owes approximately $149,000 and $2,008,000, respectively, of vacation pay and salary to its President under terms of the employment contract.

In addition, the President receives certain royalties on the net sales from the Company's products, and minimum annual royalties of $10,000 per product through November 30, 1993 and $1,000 thereafter. Such royalties amounted to $3,000 for the years ended June 30, 1997, 1996 and 1995. The amount owed to the President for such royalties was approximately $0 and $200,000, at June 30, 1997 and 1996, respectively. In return for this compensation, the President is obligated to assign all title and ownership of his inventions, formulations and products to the Company.

As discussed more fully in Note 5, the president forgave the Company's indebtedness of $2,605,204 for accrued salary, vacation and royalties as of March 31, 1997 and treated the forgiven debt as a contribution to capital.

In the event that the Company terminates the President's employment prior to expiration of the contract, the Company is obligated to provide the President the specified annual salary for the remaining term of the agreement, and pay certain insurance benefits for a period of three years. The President would continue to be entitled to royalties on net sales of the Company's products.

                VEREX LABORATORIES, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
                     (a Development Stage Enterprise)

Note 9 - Related Party Transactions (continued)
-----------------------------------------------
Employment and Royalty Agreements (continued)
---------------------------------------------
The Company entered into an agreement with its President deferring a portion of the payment of vacation pay, salary and royalties accrued as of June 30, 1997 until January 1, 1999. As of June 30, 1997 and 1996, approximately $117,000 and $2,208,000, respectively, were accrued as a long-term liability.

Legal Fees
----------
Legal fees were incurred by the Company for legal services provided by an officer of the Company. Such fees were $12,500, $22,780, and $53,251, for 1997, 1996 and 1995, respectively.

See Notes 4, 5, 6 and 10 for additional discussion of related party transactions.


Note 10 - Leases and Commitments
--------------------------------
Office
------
Currently, the Company occupies space under a lease agreement requiring monthly payments of $6,826. The lease commitment expires March 31, 2000. The Company sub-lets a portion of its office space to the officer described in Note 9 (under legal fees) for $2,500 per month. The Company sub-lets to an unrelated third party for $1,000 per month.

Rent expense, net of sublease income was $37,471, $53,677, and $45,333, for the years ended June 30, 1997, 1996 and 1995, respectively.

Vehicle
-------
The Company has two operating leases for Company vehicles. The leases require monthly lease payments of $530 and $474 and expire January 1999 and 1998, respectively. Lease expense is $12,369 and $11,688 for the years ended June 30, 1997 and 1996, respectively.

The minimum annual lease payments through expiration of office and vehicle leases are as follows:

         1998                                     $91,590
         1999                                      85,622
         2000                                      61,434
                                                 --------
                                                 $238,646
                                                 ========

                VEREX LABORATORIES, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
                     (a Development Stage Enterprise)

Note 10 - Leases and Commitments (continued)
--------------------------------------------
Vehicle (continued)
-------------------
The Company has contracted with the University of Colorado Health Sciences Center for various studies relating to drug products. The commitment by the Company for future periods approximates $233,000.


Note 11 - Subsequent Event
--------------------------
In August 1997, the Company entered into a licensing arrangement with an Argentine Corporation (the Corporation). Per the terms of the agreement, the Corporation has the right to use, sell and distribute the Aztec formulation within the confines of Argentina and Paraguay for a period of ten years. In consideration for these rights, the Corporation has agreed to pay the Company $115,000 plus royalties equal to three percent of net sales. In addition, the Company will develop, manufacture and package the product for sale for fees specified in the agreement. The Agreement may be terminated by the Company if quarterly minimum quantities are not sold.