Form 10-Q
period 1997-09-30
VEREX LABORATORIES INC/CO
filed 1997-11-20
CIK 716861

                               FORM 10-Q/A

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1997
                                  ------------------
     OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


Commission file number        0-11232
                        ---------------------

                         VEREX LABORATORIES, INC.
      ----------------------------------------------------
     (Exact name of Registrant as specified in its charter)

           Colorado                                     84-0850695
 ------------------------------                     -----------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

 14 Inverness Drive East, D-100             Englewood, Colorado       80112
 --------------------------------------------------------------------------
              (Address of principal executive offices)

                              (303) 799-4499
                -------------------------------------------
           (Registrant's telephone number, including area code)

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

     The registrant had 2,327,359 shares of its no par value common stock outstanding as of September 30, 1997.

          VEREX LABORATORIES, INC. AND SUBSIDIARIES

               Consolidated Balance Sheets

          Assets                   September 30, 1997        June 30, 1997
                                      (Unaudited)              (Audited)
Current assets
Cash and cash equivalents             $     37,742          $         13,915
Prepaid expenses                             8,671                     9,125
                                         ---------                ----------
                                            46,413                    23,040

Property and Equipment, at cost

Furniture and equipment                    490,663                   489,900
Leasehold improvements                       1,317                     1,317
                                         ---------                ----------
                                           491,980                   491,217

  Less accumulated depreciation
    and amortization                      (467,918)                 (464,334)
                                        ----------                ----------
  Property and equipment - net              24,062                    26,883
Other Assets
Patents and trademarks, net of
 accumulated amortization
of $260,442 and $254,836                   158,819                   156,541

Total                                     $229,294                  $206,464
                                        ----------               -----------
Liabilities and Stockholders'
 Equity
Current liabilities
Accounts payable and other
 accruals                                  206,740                   217,329
Accrued salary and benefits
 payable                                   243,204                   101,910
Current portion of long-term
 debt                                       42,413                    51,913
                                      ------------               -----------
                                           492,357                   371,152
Long-term liabilities
Accrued salary and benefits
 payable, net of current
 portion                                   117,406                   117,406
Commitments and contingencies
 (Note 4)

Stockholders' Equity
Common Stock, no par value,
 100,000,000 shares authorized
 2,327,359 and 2,301,359 shares
 issued and outstanding                  2,304,422                 2,304,422

Additional paid in capital              10,332,114                10,332,114
Accumulated deficit                    (13,017,005)              (12,918,570)
                                       -----------               -----------
                                          (380,469)                 (282,034)
                                       -----------               -----------
Total                                     $229,294                  $206,464



            See notes to consolidated financial statement

             VEREX LABORATORIES, INC. AND SUBSIDIARIES

               Consolidated Statement of Operations
                            (Unaudited)

                                        For The Three       For The Three
                                        Months Ending       Months Ending
                                      September 30, 1997  September 30, 1996
                                      ------------------  ------------------
Revenues
Licensing income                              98,000
Miscellaneous                                      1                  350
                                         $    98,001        $         350
Cost and Expenses
General and administrative                   192,300              234,715
Research and development                       3,597               70,433
Marketing                                        479
Interest                                                           35,146
                                           ---------           ----------
                                             196,376              340,294
Net Income (loss)                           ($98,375)           ($339,944)
Net income (loss) per common
 share (note 3)                               ($0.04)              ($0.15)
Weighted average shares outstanding        2,327,359            2,312,239






        See notes to consolidated financial statement

            VEREX LABORATORIES, INC. AND SUBSIDIARIES

              Consolidated Statement of Cash Flows
                          (Unaudited)

                                         For The Three       For The Three
                                         Months Ending       Months Ending
                                       September 30, 1997  September 30, 1996
                                       ------------------  ------------------
Cash Flows from operating activities
 Net income (loss)                            ($98,375)            ($339,944)
Adjustments to reconcile net income
 (loss) to net
cash flow provided by (used in)
 operating activities
Depreciation and amortization                    9,190                11,812
Changes in certain assets &
 liabilities:
Patented drug products                                                32,763
Receivables                                                            7,513
Other assets                                       454                (3,816)
Accounts payable and other
 accruals                                      (10,589)              (58,288)
Accrued interest                                                     (35,146)
Accrued salary and benefits
 payable                                       141,294               103,172
                                              --------              --------
Net cash provided by (used in)
 operating activities                          $41,974             ($211,642)
Cash flows from financing
 activities:
Proceeds from note payable
Payments on note payable                        (9,500)
                                               -------
Net cash provided by financing
 activities                                     (9,500)
Cash flows from investing
 activities:
Proceeds from sale of common stock                                    65,000
Additions to property and equipment               (763)
Additions to patents and trademarks             (7,884)               (6,007)
Net cash provided by (used in)
                                              --------              --------
 investing activities                           (8,647)               58,993
Net increase (decrease) in cash and
 cash equivalents                               23,827              (152,649)
Cash and cash equivalents-beginning
 of period                                      13,915               155,229
Cash and cash equivalents-end of
 period                                        $37,742                $2,580
Supplemental disclosures:
Cash flow information:
Cash paid for interest was
$0 (1997) and $0 (1996)


              See notes to consolidated financial statements

                 VEREX LABORATORIES, INC. and SUBSIDIARIES
                Consolidated Notes to Financial Statements
                              (Unaudited)


   1.  Financial Statements
       --------------------
These unaudited financial statements should be read in conjunction with the Company's financial statements as of June 30, 1997, included in the Annual Report on Form 10-K. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the consolidated financial position and results of operations for the periods presented. The results of operations for the three-month period ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year. The Company's consolidated financial statements include the accounts of its wholly-owned subsidiary Bear Laboratories, Inc.

   2.  Commitments
       -----------
Office Lease:
------------
The Company is obligated under an office lease commencing April 1, 1997 and ending on March 31, 2000, to pay $6,826.54 in monthly installments for its general office and research facility, which contains 8,623 sq. ft. of space. A portion of this space is subleased to others.

   3.  Net Income Per Common Share
       ---------------------------
Income (loss) per common share for the three-month periods ended September 30, 1997 and September 30, 1996 has been computed on the basis of the weighted number of common shares outstanding of 2,327,359 and 2,312,239 at September 30, 1997 and 1996 respectively.


Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------
     Operations
     ----------
     The first three months of fiscal year 1998 ending September 30, 1997 resulted in revenue of $98,000 from operations as compared to $350 for the corresponding fiscal 1997 period. The revenues are from licensing Company drug formulations. General and administrative expense and research and development expense are substantially less than in 1997 due to general belt tightening.

     Financial Position
     ------------------
     The Company went from a deficit shareholders' equity of $282,034 to a negative shareholders' equity of $380,469 as a result of losses for the quarter of $98,375, which is down by $241,000 compared to the corresponding quarter for last fiscal year.

     Liquidity and Capital Resources
     -------------------------------
     The Company in the past was dependent upon Birklea, Ltd., an Irish corporation, and other outside sources to provide equity and/or debt financing to the Company to help fund its research and development and other administrative costs. It is estimated that an additional $36,000 during the next three months will be required to fund the Phase III Aztec? clinical trials. The Company is currently seeking funding from outside sources, including licensing arrangements. There is no assurance such funding will be available, or if available, on terms favorable or acceptable to the Company. The Company has had success in recent years in obtaining capital, in the form of private placement of common stock, from investors outside the U.S. These funds were used to pay for clinical trials and general and administrative expenses.

     Except as indicated above, there are no planned expenditures outside the normal operating costs of the Company which will cause the Company to make any extraordinary plans for handling any cash requirements within the foreseeable future.

     The Company currently has very limited cash resources and expects no further funding through Birklea Ltd. It is seeking funding through a variety of other sources, including private investors, industry partners, licensing arrangements and possibly other means. The Company is currently deferring salaries of some of its employees and is unable to pay some other overhead items. Unless it is able to find funding by March 31, 1998, it may be forced to either merge with another company or discontinue further operations.

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

  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                          SIGNATURE PAGE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)         VEREX LABORATORIES, INC.
(Date)               November 17, 1997
By:(Signature)       /s/ James M. Dunn, M.D.
(Name and Title)     James M. Dunn, M.D.
                     President, Chief Executive Officer
                     and Chief Financial Officer