Form 10-Q
period 1997-12-31
VEREX LABORATORIES INC/CO
filed 1998-02-10
CIK 716861

                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1997
                                  -----------------
                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number        0-11232
                              -------

                         VEREX LABORATORIES, INC.
        ----------------------------------------------------
       (Exact name of Registrant as specified in its charter)

           Colorado                                   84-0850695
 ------------------------------                     ---------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

14 Inverness Drive East, D-100             Englewood, Colorado       80112
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

     Yes   X      No
         ----
                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The registrant had 2,327,359 shares of its no par value common stock outstanding as of December 31, 1997.

                VEREX LABORATORIES, INC. AND SUBSIDIARIES

                     Consolidated Balance Sheets

                    Assets                  December 31, 1997   June 30, 1997
                                               (Unaudited)        (Audited)
Current assets
  Cash and cash equivalents                        $4,978           $13,915
  Accounts receivable                              16,500
  Prepaid expenses                                  8,217             9,125
                                                   ------            ------
                                                   29,695            23,040
Property and Equipment, at cost
  Furniture and equipment                         490,663           489,900
  Leasehold improvements                            1,317             1,317
                                                  -------           -------
                                                  491,980           491,217
Less accumulated depreciation and amortization   (471,502)         (464,334)
                                                 ---------         ---------
  Property and equipment - net                     20,478            26,883

Other Assets
  Patents and trademarks, net of accumulated
   amortization of $266,049 and $254,836          153,211           156,541

Total                                            $203,384          $206,464
                                                 --------          --------
                    Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and other accruals             230,274           217,329
  Accrued salary and benefits payable             384,498           101,910
  Current portion of long-term debt                28,413            51,913
                                                  -------           -------
                                                  643,185           371,152
Long-term liabilities
  Accrued salary and benefits payable, net of
   current portion                                117,406           117,406

Commitments and contingencies (Note 4)

Stockholders' Equity
  Common Stock, no par value, 100,000,000
   shares authorized 2,327,359 and 2,301,359
   shares issued and outstanding               2,304,422         2,304,422
  Additional paid in capital                  10,332,114        10,332,114
  Accumulated deficit                        (13,193,763)      (12,918,570)
                                             ------------      ------------
                                                (557,207)         (282,034)
                                             ------------      ------------
Total                                           $203,384          $206,464
                                             ------------      ------------

                 See notes to consolidated financial statement

                   VEREX LABORATORIES, INC. AND SUBSIDIARIES

                     Consolidated Statement of Operations
                               (Unaudited)

                                             For The Six        For The Six
                                            Months Ending      Months Ending
                                          December 31, 1997  December 31, 1996
                                          -----------------  -----------------
Revenues
  Licensing income                              128,000
  Contract projects                              16,500
  Net Sale                                       56,495
  Other income                                      143                  380
                                               --------                 ----
                                               $201,138                 $380
Cost and Expenses
  Cost of sales                                  55,206
  General and administrative                    378,958              459,561
  Research and development                       37,970               98,566
  Marketing                                       4,114
  Interest                                                            70,704
                                                -------              -------
                                                476,248              628,831
                                                -------              -------
Net Income (loss)                             ($275,110)           ($628,451)
                                              ----------           ----------
Net income (loss) per common share (note 3)      ($0.12)              ($0.27)

Weighted average shares outstanding           2,327,359            2,319,799

                  See notes to consolidated financial statement

                  VEREX LABORATORIES, INC. AND SUBSIDIARIES

                      Consolidated Statement of Operations
                                  (Unaudited)

                                         For The Three        For The Three
                                         Months Ending        Months Ending
                                       December 31, 1997    December 31, 1996
                                       -----------------    -----------------
Revenues
  Licensing income                            30,000
  Contract projects                           16,500
  Net sales                                   56,495
  Other Income                                   142                      30
                                            --------                     ---
                                            $103,137                     $30
Cost and Expenses
  Cost of sales                               55,206
  General and administrative                 186,658                 224,846
  Research and development                    34,373                  28,133
  Marketing                                    3,635
  Interest                                                            35,558
                                             -------                 -------
                                             279,872                 288,537
                                             -------                 -------
Net Income (loss)                          ($176,735)              ($288,507)
                                           ----------              ----------
Net income (loss) per common share
  (note 3)                                    ($0.08)                 ($0.12)

Weighted average shares outstanding        2,327,359               2,319,799

               See notes to consolidated financial statement

                  VEREX LABORATORIES, INC. AND SUBSIDIARIES

                    Consolidated Statement of Cash Flows
                                 (Unaudited)

                                            For The Six        For The Six
                                           Months Ending      Months Ending
                                         December 31, 1997  December 31, 1996
                                         -----------------  -----------------
Cash Flows from operating activities
  Net income (loss)                           ($275,110)         ($628,451)
  Adjustments to reconcile net income (loss)
   to net cash flow provided by (used in)
   operating activities
  Depreciation and amortization                  18,382             23,624
  Changes in certain assets & liabilities:
    Patented drug products                       40,913
    Receivables                                 (16,500)            44,650
    Other assets                                    905              5,331
    Accounts payable and other accruals          12,945              9,214
    Accrued interest                                                70,704
    Accrued salary and benefits payable         282,588            206,344
                                                -------            -------
  Net cash provided by (used in) operating
   activities                                   $23,210          ($227,671)

Cash flows from financing activities:
  Proceeds from note payable                                        29,000
  Payments on note payable                      (23,500)
                                                --------            ------
    Net cash provided by financing activities   (23,500)            29,000

Cash flows from investing activities:
  Proceeds from sale of common stock                                65,000
  Additions to property and equipment              (763)
  Additions to patents and trademarks            (7,884)           (12,052)
                                                 -------           --------
Net cash provided by (used in) investing
 activities                                      (8,647)            52,948
                                                 -------           --------
Net increase (decrease) in cash and cash
 equivalents                                     (8,937)          (145,723)
Cash and cash equivalents-beginning of period    13,915            155,229
                                                 -------          ---------
Cash and cash equivalents-end of period          $4,978             $9,506
                                                 -------          ---------

Supplemental disclosures:
Cash flow information:
Cash paid for interest was $0 (1997) and $0 (1996)

             See notes to consolidated financial statements

               VEREX LABORATORIES, INC. and SUBSIDIARIES
               Consolidated Notes to Financial Statements
                             (Unaudited)


1.  Financial Statements
    --------------------
These unaudited financial statements should be read in conjunction with the Company's financial statements as of June 30, 1997, included in the Annual Report on Form 10-K. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the consolidated financial position and results of operations for the periods presented.
The results of operations for the six-month period ended December 31, 1997, are not necessarily indicative of the results to be expected for the full year. The Company's consolidated financial statements include the accounts of its wholly-owned subsidiary Bear Laboritories, Inc.

2.  Commitments
    -----------
Office Lease:
-------------
The Company is obligated under an office lease commencing April 1, 1997 and ending on March 31, 2000, to pay $6,826.54 in monthly installments for its general office and research facility, which contains 8,623 sq. ft. of space. A portion of this space is subleased to others.

3.  Net Income Per Common Share
    ---------------------------
Income (loss) per common share for the six-month periods ended December 31, 1997 and December 31, 1996 has been computed on the basis of the weighted number of common shares outstanding of 2,327,359 and 2,319,799 at December 31, 1997 and 1996 respectively.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         -------------------------------------------------
Operations
----------
The first six months of fiscal year 1998 ending December 31, 1997 resulted in revenue of $201,138 from operations as compared to $380 for the corresponding fiscal 1997 period. The revenues are from licensing Company drug formulations and from product sales and contract research projects. General and administrative expense and research and development expense are substantially less than in 1997 due to general belt tightening. Interest expense has been eliminated as a result of the cancellation of the Birklea loan.

Financial Position
------------------
     The Company went from a deficit shareholders' equity of $282,034 to a negative shareholders' equity of $557,207 as a result of losses for the six months of $275,110, which is down by $353,000 compared to the corresponding six month period for last fiscal year.

Liquidity and Capital Resources
-------------------------------
It is estimated that an additional $24,000 during the next three months will be required to fund completion or the Phase III Aztec clinical trials. Other than facilities rent and salaries, there are no other commitments.
The Company is currently seeking additional licensing and contract formulation arrangements; however there is no assurance such will be obtained. During the past several months the Company has undertaken a licensing arrangement on a nutritional supplement and contracts for formulation services for certain botanical products. These contracts have provided monthly revenue of approximately $40,000.

     Except as indicated above, there are no planned expenditures outside the normal operating costs of the Company which will cause the Company to make any extraordinary plans for handling any cash requirements within the foreseeable future.

     The Company currently has very limited cash resources and is not now seeking funding through securities sales. It is seeking a licensing agreement for Aztec(r), as well as license and supply agreements which are pending regulatory approval in three countries. The Company is also trying to obtain funding through a variety of other sources, including industry partners and possibly other means. The Company is currently deferring salaries of some of its employees.

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

(b)  No reports on Form 8-K were filed during the quarter ended December
     31, 1997.

                             SIGNATURE PAGE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                               VEREX LABORATORIES, INC.
BY(Signature)                              /s/James M. Dunn, M.D.
(Date)                                     February 6, 1998
(Name and Title)                           James M. Dunn, M.D.
                                           President, Chief Executive Officer
                                           and Chief Financial Officer