Form 10-Q
period 1998-03-31
VEREX LABORATORIES INC/CO
filed 1998-05-22
CIK 716861

                               FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

(Mark One)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1998
                                 ----------------
                                 OR

 [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


Commission file number        0-11232
                            -----------

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

     The registrant had 2,327,359 shares of its no par value common stock outstanding as of March 31, 1998.

               VEREX LABORATORIES, INC. AND SUBSIDIARIES

                     Consolidated Balance Sheets

Assets                                         March 31, 1998   June 30, 1997
                                                 (Unaudited)      (Audited)
Current assets
Cash and cash equivalents                          $14,744          $13,915
Account receivable                                  19,884
Prepaid expenses                                     8,763            9,125
                                                    ------           ------
                                                    43,391           23,040
Property and Equipment, at cost
Furniture and equipment                            490,663          489,900
Leasehold improvements                               1,317            1,317
                                                   -------          -------
                                                   491,980          491,217
Less accumulated depreciation and amortization    (475,086)        (464,334)
                                                  ---------        ---------
Property and equipment - net                        16,894           26,883
Other Assets
Patents and trademarks, net of accumulated
amortization of $271,056 and $254,836              147,604          156,541
                                                  --------         --------
Total                                             $207,889         $206,464
                                                  --------         --------
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and other accruals                210,052          217,329
Accrued salary and benefits payable                525,792          101,910
Current portion of long-term debt                   19,213           51,913
                                                   -------          -------
                                                   755,057          371,152
Long-term liabilities
Accrued salary and benefits payable, net of
  current portion                                  117,406          117,406
Commitments and contingencies (Note 4)
Stockholders' Equity
Common Stock, no par value, 100,000,000
  shares authorized
2,327,359 and 2,301,359 shares issued and
  outstanding                                    2,304,422        2,304,422
Additional paid in capital                      10,332,114       10,332,114
Accumulated deficit                            (13,301,110)     (12,918,570)
                                               ------------     ------------
                                                  (664,574         (282,034)
                                                  --------         ---------
Total                                             $207,889         $206,464
                                                  --------         --------

See notes to consolidated financial statement

              VEREX LABORATORIES, INC. AND SUBSIDIARIES

                Consolidated Statement of Operations
                            (Unaudited)

                                                 For The Nine   For The Nine
                                                Months Ending   Months Ending
                                               March 31, 1998   March 31, 1997
                                               --------------   --------------
Revenues
  Licensing income                                  158,000
  Net sales                                          56,495
  Contract income                                    67,553
  Other Income                                          144              390
                                                   --------             ----
                                                   $282,192             $390
Cost and Expenses
  Cost of sales                                      55,206
  General and administrative                        559,697          661,318
  Research and development                           39,114          257,615
  Marketing                                          10,654
  Interest                                                            95,222
                                                    -------        ---------
                                                    664,671        1,014,155
                                                    -------        ---------

Net Income (loss)                                 ($382,479)     ($1,013,765)

Income tax (benefits)                                  ----             ----

Net Income (loss)                                 ($382,479)     ($1,013,765)
                                                  ----------     ------------
Net income (loss) per common share (note 3)          ($0.16)          ($.044)

Weighted average shares outstanding               2,327,359        2,322,319


See notes to consolidated financial statement

               VEREX LABORATORIES, INC. AND SUBSIDIARIES

                 Consolidated Statement of Operations
                            (Unaudited)

                                                For The Three   For The Three
                                                Months Ending   Months Ending
                                                March 31, 1998  March 31, 1997
                                                --------------  --------------
Revenues
  Licensing income                                   30,000
  Net sales
  Contract income                                    51,053
Other Income                                              1               10
                                                    -------         --------
                                                    $81,054              $10
Cost and Expenses
  Cost of sales
  General and administrative                        180,739          201,757
  Research and development                            1,144          159,049
  Marketing                                           6,540
  Interest                                                            24,518
                                                    -------          -------
                                                    188,423          385,324
                                                    -------          -------
Net Income (loss)                                 ($107,369)       ($385,314)
                                                  ----------       ----------
Net income (loss) per common share (note 3)          ($0.04)          ($0.17)

Weighted average shares outstanding               2,327,359        2,322,319

See notes to consolidated financial statement

               VEREX LABORATORIES, INC. AND SUBSIDIARIES

                  Consolidated Statement of Cash Flows
                                 (Unaudited)

                                                For The Nine    For the Nine
                                                Months Ending   Months Ending
                                                March 31, 1998  March 31, 1997
                                                --------------  --------------
Cash Flows from operating activities
Net income (loss)                                  ($382,479)    ($1,013,765)
Adjustments to reconcile net income (loss) to
 net cash flow provided by (used in) operating
 activities
Depreciation and amortization                         27,573          35,436
Changes in certain assets & liabilities:
  Patented drug products                                             229,037
  Receivables                                        (19,884)         44,652
  Other assets                                           362           11,19
  Accounts payable and other accruals                 (7,277)         37,366
  Accrued interest                                                    95,221
  Accrued salary and benefits payable                423,882         309,516
                                                     -------         -------
Net cash provided by (used in) operating
 activities                                          $42,177       ($251,345)

Cash flows from financing activities:
  Proceed from sales of common stock                                  65,000
  Proceeds from note payable                                          51,000
  Payments on note payable                           (32,700)
                                                     --------        -------
Net cash provided by financing activities            (32,700)        116,000

Cash flows from investing activities:
  Additions to property and equipmen                    (763)
  Additions to patents and trademarks                 (7,885)        (16,291)
  Net cash provided by (used in) investing
   activities                                         (8,648)        (16,291)

Net increase (decrease) in cash and cash
  equivalents                                            829        (151,636)
Cash and cash equivalents-beginning of period         13,915         155,229
                                                     -------         -------
Cash and cash equivalents-end of period              $14,744          $3,593
                                                     -------         -------
Supplemental disclosures:
  Cash flow information:
   Cash paid for interest was $0 (1997)
     and $0 (1996)

See notes to consolidated financial statements

              VEREX LABORATORIES, INC. and SUBSIDIARIES
              Consolidated Notes to Financial Statements
                            (Unaudited)


1.  Financial Statements
------------------------
These unaudited financial statements should be read in conjunction with the Company's financial statements as of June 30, 1997, included in the Annual Report on Form 10-K. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the consolidated financial position and results of operations for the periods presented.
The results of operations for the nine-month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year. The Company's consolidated financial statements include the accounts of its wholly-owned subsidiary Bear Laboratories, Inc.

2.  Commitments
---------------
Office Lease:
The Company is obligated under an office lease commencing April 1, 1997 and ending on March 31, 2000, to pay $6,826.54 in monthly installments for its general office and research facility, which contains 8,623 sq. ft. of space. A portion of this is subleased to others.

3.  Net Income Per Common Share
-------------------------------
Net income (loss) per common share for the nine-month periods ended March 31, 1998 and March 31, 1997 has been computed on the basis of the weighted number of common shares outstanding of 2,327,359 and 2,322,319 at March 31, 1998 and 1997 respectively.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
----------------------------------------------------------
     Operations
     ----------
     The first nine months of fiscal year 1998 ending March 31, 1998 resulted in revenue of $282,192 from operations as compared to $390 for the corresponding fiscal 1997 period. The revenues are from licensing Company drug formulations and from product sales and contract research projects. General and administrative expense and research and development expense are substantially less than in 1997 due to general belt tightening.

     Financial Position
     ------------------
     The Company went from a deficit shareholders' equity of $282,034 to a negative shareholders' equity of $664,574 as a result of losses for the nine months of $382,479.

     Liquidity and Capital Resources
     -------------------------------
     It is estimated that an additional $16,000 during the next three months will be required to fund completion or the Phase III Aztec? clinical trials. Other than facilities rent and salaries, there are no other commitments.
The Company is currently pursuing additional licensing and contract formulation arrangements, however there is no assurance such will be obtained. During the past several months the Company has undertaken a licensing arrangement on a nutritional supplement and contracts for formulation services for certain botanical products. These contracts have provided monthly revenue of approximately $40,000.

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

  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

EX-27   Financial Data Schedule

                            SIGNATURE PAGE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                       VEREX LABORATORIES, INC.
BY(Signature)                      James M. Dunn, M.D.
(Date)                             May 20, 1998
(Name and Title)                   James M. Dunn, M.D.
                                   President, Chief Executive Officer
                                   and Chief Financial Officer