Form 10-K
period 1998-06-30
VEREX LABORATORIES INC/CO
filed 1998-11-30
CIK 716861

                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-K

                           ANNUAL REPORT
                PURSUANT TO SECTION 13 or 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended   June 30, 1998   or
                                ---------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________  to __________

Commission file number  0-11232
                       ---------

                      VEREX LABORATORIES, INC.
----------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

           Colorado                          84-0850695
          ----------                        ------------
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)        Identification No.)

Building D, Suite 100, 14 Inverness Dr. East, Englewood, CO   80112
----------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:   (303) 799-4499
                                                     ----------------
Securities registered pursuant to Section 12(b) of the Act:

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes --  --    No -- X --

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 20, 1998 was approximately $922,690.

     The number of shares outstanding of the Registrant's no par value common stock as of September 20, 1998, was 2,327,359 shares.

                              PART I

ITEM 1.  BUSINESS
         --------

Background
----------

     The Company was organized under the laws of the State of Colorado on September 29, 1980. The Company is in the business of acquiring, developing and marketing pharmaceutical and health care products. The Company obtains formulas and patents when available, selects trademarks, designs product packages and promotes and markets, through licensing agreements, pharmaceutical and health care products. During fiscal 1998 the Company had one subsidiary, Bear Laboratories, Inc., incorporated in April 1991 for the purpose of exploiting VERIN a drug formulation developed by the Company.

Going Concern Issue and Lack of Audit
-------------------------------------

     The Company's auditors have advised the Company, in effect, that there is substantial doubt as to the Company's ability to continue as a going concern. The Company is unable to pay its auditors and thus they have declined to issue a report on the Company's financial statements included herein. Management believes that the financial statements included herein are free from material error and fairly present the financial position of the Company.

Assignment of Certain Future Revenues - Birklea, Ltd.
-----------------------------------------------------

     Effective November 30, 1993, the Company entered into a Credit Agreement with Birklea, Ltd., a major shareholder of the Company, whereby Birklea, Ltd. agreed to use its best efforts to provide up to $10,000,000 in financing to the Company. The note was secured by the Company's right, title and interest in patent applications, patents, tradenames, know-how and trade secrets relating to existing and future drug formulations relating to the drug commonly known as AZT. In March 1997, the balance (principal and interest) on this note was $2,185,984, when the Company and Birklea agreed that the debt was forgiven in consideration for the assignment of 25% of all future sources of revenue from the Company's AZTEC formulation, and 5% of all future revenues from other specified Company drug formulations up to $2,185,984. In addition, the Company agreed to assign to Birklea, Ltd. the AZTEC formulation in the event it has not licensed it prior to December, 1998.

Assignment of Certain Future Revenues - Dr. James M. Dunn
---------------------------------------------------------

     In March, 1997 the Company's president forfeited his right to receive $2,605,204 in accrued salary and other benefits in consideration for the Company's assignment to him of 25% of all future sources of revenue from its AZTEC formulation and 5% of the income derived from other specified Company drug formulations up to $2,605,204.

Licensing Activities
--------------------

     The Company has licensing agreements with several foreign-based pharmaceutical companies covering the Company's patented constant-release rate formulation of AZTEC , VEREXAMIL , as well as its proprietary once daily delivery system for diltiazem, drugs used in the treatment of heart disease and hypertension. These agreements provide the licensee the exclusive right to manufacture and market the formulations in a certain geographical area for a specified period of time subject to the licensee maintaining high quality of material and workmanship for the product and require an initial licensing fee payable to the Company and a royalty to the Company based on product sales or other arrangements.

     The Company has not licensed its technology relating to other sustained release prescription drugs. Licenses provide for the Company to obtain health registration for the products as well as manufacturing the finished dosage form.

     The following table summarizes licensing agreements in existence at June 30, 1998:

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

Trima Pharmaceutical          Israel                        Verapamil,
(1993)                                                      Diltiazem

Trimel Life Sciences          Canada and                    Nifedipine,
(Formerly Galen               United States                 Naproxen,
 Pharma, Inc.)                                              Indomethacin
(1988)

Trimel Pharmaceutical         Israel                        Verapamil,
(1992)                                                      Diltiazem

Productos BiotyLDA            Portugal                      Verapamil
(1988)


     Royalties on the foregoing licensing agreements range from 5% to 7.5% of invoice sales and there is no minimum sales requirements pursuant to the agreements. The Company received licensing fees and royalties of $168,000 during 1998.

     The Company intends to continue to pursue licensing arrangements with respect to marketing and/or developing its drug formulations and compounds. No such arrangements were entered into during fiscal 1997.

AZT Formulation
----------------

     The Company has developed a unique controlled release rate formulation of zidovudine (AZT), the primary drug used in the treatment of persons diagnosed as having Acquired Immunodeficiency Syndrome (AIDS) or being HIV positive.
The trademark name AZTEC has been registered with the United States Patent and Trademark Offices and a patent has been filed with authorities in the U.S. and Europe. The Company's formulation has been the subject of a clinical study at the University of Colorado Health Science Center which concluded that the AZTEC formulation had fewer adverse side effects, produces longer duration blood level curves, and higher intercellular phosphorated AZT levels than the currently used AZT drug (Retrovir ). Further, AZTEC is administered twice daily compared to 5-6 a day dosages of Retrovir . During the fiscal years ended June 30, 1995, 1996, 1997 and 1998 clinical trials of AZTEC were conducted at 15 sites in the United States at a cost of approximately $2,400,000.

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

Employees
---------

     The Company has three full-time employees, one of whom is an officer and director and one who is a director.


ITEM 2.  PROPERTIES
         ----------

     The Company leases office and research facilities at 14 Inverness Drive East, Building D, Suite 100, Englewood, Colorado, consisting of 8,926 square feet of space at $6,826 per month pursuant to a lease through March 31, 2000. The Company sublets a portion of the premises at $3,132 per month to an officer of the Company and subleases another portion of the space to a nonaffiliate at $1,000 per month.

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

-----------------------------------------------------------------------
                                                High             Low
-----------------------------------------------------------------------

Fourth Qtr. (Ended June 30, 1998)               $1.43            $ .68
Third Qtr. (Ended March 31, 1998)               $1.00            $ .70
Second Qtr. (Ended December 31, 1997)           $2.00            $ .75
First Qtr. (Ended September 30, 1997)           $1.17            $ .77
Fourth Qtr. (Ended June 30, 1997)               $1.25            $0.75
Third Qtr. (Ended March 31, 1997)               $2.00            $0.87
Second Qtr. (Ended December 31, 1996)           $2.37            $1.44
First Qtr. (Ended September 30, 1996)           $2.50            $2.25
-----------------------------------------------------------------------

     The foregoing quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     As of September 20, 1998, the Company had approximately 1,400 holders of record of its common stock and the closing bid price on its common stock was $1.43.

     The Company has not paid any dividends since its inception and presently anticipates that all earnings will be retained for development of the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA
         ------------------------

     Following is a summary of selected financial data. See the financial statements included herein for more complete information.

             6/30/98      6/30/97      6/30/96       6/30/95      6/30/94
           and for the  and for the  and for the   and for the   and for the
            Year Ended   Year Ended   Year Ended    Year Ended    Year Ended
             6/30/98      6/30/97      6/30/96       6/30/95       6/30/94
            -----------  -----------   -----------   -----------  -----------
Working
Capital
(Deficit) $  (254,923)  $  (348,112)  $(1,881,892)  $(2,037,850) $(1,187,055)
Total
Assets        170,514       206,464       657,936       716,558       824,122
Total
Liabi-
lities      1,201,564       488,558     4,519,380     3,896,283     3,258,004
Long
Term
Debt          933,970       117,406     2,207,823     1,368,357     1,473,437
Share-
holders'
(Deficit)  (1,031,050)     (282,034)   (3,861,444)   (3,179,725)  (2,433,882)
Revenues      301,093        14,710        32,242     1,213,670       827,038
Net
(Loss)       (748,957)   (1,276,778)   (1,847,440)   (1,281,345)  (1,872,285)
Net
(Loss)
Per
Share            (.32)         (.55)         (.89)         (.65)        (.99)


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------

Results of Operations
---------------------

     1998 Compared to 1997
     ---------------------

     Revenues for 1998 were $301,093 compared to $14,710 as the Company was able to generate $124,048 from the sale of products, primarily of its controlled release alpha lipoic acid formulation. In addition, the Company had advance royalties from a licensing agreement on AZTEC and other royalties totaling $168,000. No revenues from such sources were obtained during fiscal 1997. Losses for 1998 were $748,957 or $527,880 less than the losses for fiscal 1997. This is accounted for by increased revenues of $286,383 and reduced costs and expenses of $241,497. The principal items contributing to reduced expenses were the lack of write down of patented drug products which was $189,000 in fiscal 1997 and the lack of interest expense which was $139,617 for that year. Cost of sales was $53,427 for 1998 compared to $0 for 1997 when the Company had no sales. Research and development expenses have fallen by nearly 50% to $43,870 as the Company focused more on sales.

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

Liquidity and Capital Resources
-------------------------------

     The Company's auditors have advised management of their concern as to the ability of the Company to continue in light of recurring losses from operations and net capital deficiency. See Financial Statements.

     At June 30, 1998 the Company had a working capital deficiency of $254,923 compared to negative working capital of $348,112 at June 30, 1996. The principal items contributing to the deficiency is the loss of $748,957 for fiscal 1998.

     The Company has no capital commitments other than salaries of the president and two other employees and the payment of rent on its facilities lease. Such commitments may not be satisfiable from current revenues. Further, the Company has very limited cash resources to operate the Company at its current level of expense through December 31, 1998 without liquidity problems.

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

Future Business Strategy and Subsequent Events
----------------------------------------------

     During fiscal year 1998 and into the first quarter of fiscal year 1999 the Company has continued to work on the development of formulations for nutritional supplements and botanical products, both for in-house development and as contract formulation work for others. Most of the formulations done for in-house involved applying for the Company's proprietary controlled release techniques to numerous nutritional supplements that are targeted for such a delivery system because of their need to be administered often on an immediate release basis, or an increased efficacy of the product if it can be kept at the receptor site in the body for extended periods of time, or in some cases, continuously kept at the receptor site at therapeutic levels. Verex's technology has allowed it to do this with three nutritional products, and an additional four products will be entered into the development pipeline for similar work in the fourth quarter of 1998 and first quarter of 1999. The Company is negotiating with three parties that have expressed an interest in licensing products developed thusfar and have expressed sincere interest in the additional products, as well. The Company is hopeful to begin seeing revenues from these products by early 1999. All of the nutritional products being formulated by Verex come under the auspices of the Dietary Supplement Health and Education Act of 1994 ("DSHEA") and not directly under the FDA in the U.S., thus no regulatory approval will be needed.

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


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ----------------------------------------------------

     None. The Company is unable to pay its auditors and they have declined to issue a report on the Company's financial statements included herein.

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

Name                       Age      Occupation
----                       ---      ----------

James M. Dunn, M.D.        61       President and a Director of the Company
                                    (1980-Present); Treasurer of the Company
                                    (1981-Present); Chairman of the Board of Directors and Chief Executive Officer of the Company (1982-Present); Assistant
                                    Professor, School of Medicine, Louisiana
                                    State University (1979-1981); Vice-
                                    President-Medical Affairs, Boots
                                    Pharmaceutical, Inc. (1979-1980);
                                    Director of Clinical Pharmacology and
                                    Research, Wallace Laboratories
                                    (1976-1979).

Carolyn K. Dunn (1)        54       Director of the Company (May 1988-
                                    Present); Operating Room Nurse, Fairfield
                                    Community Hospital, Fairfield, CA
                                    (1967-1975); Board of Directors, Macarter
                                    Theater, Princeton University (1976-
                                    1979); President and Chairman of
                                    numerous civic and charitable
                                    organizations, Denver Metropolitan Area;
                                    a Principal in starting "The Gathering
                                    Place", a temporary residence for
                                    abused and abandoned women and mothers;
                                    life member, Denver Ballet; wife of the
                                    President of the Company

Name                       Age      Occupation
----                       ---      ----------

James B. Petre             45       Director of the Company January, 1993-
                                    Present).  Independent business
                                    consultant and advisor (1989-present).
                                    Senior Vice President and a director
                                    of Previews, Inc., Denver, Colorado,
                                    a worldwide real estate brokerage firm
                                    (1984-1989).  Member of the Drug
                                    Information Association.

Mark Banister              34       Private Investor (1991-Present). United
                                    States Equities Trader with Morgan
                                    Stanley International, London, England
                                    (1987-1991).  Senior Dealer, United States
                                    Equities for County Securities Ltd.,
                                    London, England (1982-1986).
------------------------
     (1)  Dr. James M. Dunn and Carolyn Dunn are husband and wife.

     The Board of Directors does not have Audit, Compensation or Nominating Committees. During the period from July 1, 1997 to June 30, 1998, the Board of Directors met 3 times, and all directors attended the meetings, either in person or by telephone.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The following tabular information includes all plan and non-plan compensation paid to the Company's President and to all other executive officers whose total annual salary and bonus is $100,000 or more.

                                Summary Compensation
                Annual Compensation                 Long-Term Compensation
         ----------------------------------  -----------------------------------
                                                 Awards             Payouts
                                            ------------------   --------------
                                     Other                              All
                                     Annual    Restricted               Other
Name and                             Compen-   Stock            LTIP   Compen-
Principal         Salary     Bonus   sation   Award(s) Options/ Payouts sation
Position     Year   ($)       ($)     ($)        ($)    SARs(#)  ($)     ($)
--------     ----  ------    -----   -------   -------- ----- ------- -------

James M.     1998  125,000     -0-   12,621       -0-     -0-     -0-    -0-
Dunn, M.D.   1997  143,150(3)  -0-   23,622(2)(3) -0-     -0-     -0-    -0-
(President   1996  456,890(1)  -0-   54,654(2)    -0-     -0-     -0-    -0-
and Chairman
of the Board
------------------------
     (1) Dr. Dunn was actually paid $0, $31,251 and $125,000 as salary for the years ended June 30, 1998, 1997 and 1996, respectively. The annual salaries set forth above are pursuant to Dr. Dunn's employment contract discussed below.

     (2) Dr. Dunn actually received $12,621 in fiscal 1998, $18,116 in fiscal 1997 and $34,902 in fiscal 1996, in other forms of compensation comprised of premiums paid on life insurance and automobile lease and maintenance expense. He earned $5,506, $5,506, and $19,752 in vacation allowance for fiscal 1998, 1997 and 1996, respectively and $0, $0, and $3,000, respectively in product minimum royalties for each fiscal year: 1997, 1996 and 1995, all of which was deferred along with accumulated amounts through January 1, 2000. At June 30, 1998, the Company owed Dr. Dunn $789,000 in salary and vacation pay.

Accumulated vacation allowance is included in the deferred accumulated salary amount set forth in Note (1) above.

     (3) Excludes amounts accrued and forgiven by Dr. Dunn on March 31, 1997. See Note 5 to the financial statements.


Employment Contract - James M. Dunn, M.D.
-----------------------------------------

     On November 30, 1993, the Company entered into an employment agreement with its President, James M. Dunn, M.D. whereby Dr. Dunn agreed to serve as President of the Company until he reaches the age of 65 (2003) and agreed to assign to the Company all his right, title and interest in his inventions, discoveries, innovations, concepts and know-how during the period of the Agreement. Dr. Dunn is entitled to receive an annual salary of $338,000, subject to annual adjustments, a $3,000,000 life insurance policy, disability insurance equal to 80% of his gross income, and health insurance. In addition, he is entitled to a 2% royalty on the first $5,000,000 in net sale price of any Verex patented product, a 1% royalty on net sales in excess of $5,000,000 and a 2% royalty on Verex licensed technology. At March, 1997, a total of $2,605,204 was accrued in compensation pursuant to the agreement, and Dr. Dunn waived his claims thereunder in exchange for 25% in future revenues from AZTEC and 5% in future revenues from certain other Company drug formulations up to $2,605,204 and certain assignment rights to AZTEC in the event the Company has not licensed AZTEC prior to December 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT
          -----------------------------------------------

     Based on certain reports filed with the Securities and Exchange Commission, the table on the following page reflects certain information as of September 20, 1997 as to beneficial holders of more than 5% of the outstanding shares of Common Stock of the Company and as to Common Stock beneficially owned by all executive officers and directors of the Company as a group:

                         Amount and Nature      Percent of Shares
     Name of               of Beneficial         of Common Stock
Beneficial Owner           Ownership (1)           Outstanding
----------------         -----------------      -----------------

James M. Dunn, M.D.           320,560                 13.7%

Jerry R. Dunn                  50,650                  2.2%

Birklea Ltd.(2)(3)            765,106                 32.9%

James Petre                     -0-                      0%

Mark Banister(3)                -0-                      0%

Officers and Directors
 as a Group (4 persons)     1,136,316(4)              48.8%
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

     (4)  Includes shares held by Birklea, Ltd.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The Company leases facilities through March 31, 2000 at a current monthly rate of $6,826 plus a pro rata share of maintenance costs. A portion of the space is subleased to Jerry R. Dunn, a former officer of the Company at $3,132 per month and subleases another portion of the space to a non-affiliate at $1,000 per month. Management believes the terms of the facilities sharing with Jerry R. Dunn are as fair to the Company as could be arranged with an independent party.

     Jerry R. Dunn, a former non-salaried officer of the Company, from time to time provides legal services to the Company. For the years ended June 30, 1998, 1997 and 1996, the Company paid a total of $0, $12,500 and $22,780 in fees for legal services to Jerry R. Dunn. Management believes the terms on which these services are performed and charged are as fair to the Company as could be obtained from an independent lawyer.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K
          -------------------------------------------------------

(a)   (1)   The following consolidated financial statements are included in Part II, Item 8 of this Report:

            Report of Independent Certified Public Accountants

            Balance Sheets at June 30, 1998 and 1997

            For the years ended June 30, 1998, 1997 and 1996:

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

(b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                             SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                        VEREX LABORATORIES, INC.
(Date)                              November 24, 1998
By:(Signature)                      /s/ James M. Dunn, M.D
(Name snd Title)                    James M. Dunn, M.D., President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


(Registrant)                        VEREX LABORATORIES, INC.
(Date)                              November 24, 1998
By:(Signature)                      /s/ James M. Dunn, M.D.
(Name and Title)                    James M. Dunn, M.D., Chief
                                    Executive Officer, Chief Financial
                                    Officer and Director


(Date)                              November 24, 1998
By:(Signature)                      /s/ Carolyn K. Dunn
(Name and Title)                    Carolyn K. Dunn, Director


(Date)                              November 24, 1998
By:(Signature)                      /s/ James B. Petre
(Name)                              James B. Petre, Director


(Date)                               November __, 1998
By:(Signature)
(Name and title)                     Mark Banister, Director

             VEREX LABORATORIES, INC. AND SUBSIDIARY





                        Table of Contents


Financial Statements

     Consolidated Balance Sheets - June 30, 1998 and 1997      F - 2

     Consolidated Statements of Operations
     For the Years Ended June 30, 1998, 1997 and 1996
     and Cumulative from September 29, 1980 (inception)
     to June 30, 1998                                          F - 3

     Consolidated Statements of Stockholders' Deficit
     For the Years Ended June 30, 1998, 1997 and 1996
     and Cumulative from September 29, 1980 (inception)
     to June 30, 1998                                          F - 4

     Consolidated Statements of Cash Flows
     For the Years Ended June 30, 1998, 1997 and 1996
     and Cumulative from September 29, 1980 (inception)
     to June 30, 1998                                          F - 5

     Notes to Consolidated Financial Statements                F - 6

             VEREX LABORATORIES, INC. AND SUBSIDIARY
                 (a Development Stage Enterprise)

                   Consolidated Balance Sheets
                            UNAUDITED

                                                       June 30
                                                ----------------------
                                                 1998            1997
                                                ------          ------

                              ASSETS
Current assets
  Cash and cash equivalents                $      4,428    $     13,915
  Prepaid expenses                                8,243           9,125
                                               --------        --------
                                                 12,671          23,040
                                               --------        --------
Property and equipment, at cost
  Furniture and equipment                       494,028         489,900
  Leasehold improvements                          1,317           1,317
                                               --------        --------
                                                495,345         491,217
     Less accumulated depreciation
      and amortization                          (479,107)       (464,334)
                                               ---------       ---------
       Property and equipment - net               16,238          26,883
                                               ---------       ---------
Other assets
  Patents and trademarks, net of
   accumulated amortization of
   $277,655 (1998) and $254,836 (1997)          141,605         156,542
                                              ---------       ---------
Total                                      $    170,514    $    206,465
                                              =========       =========

 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and other accruals      $    218,781    $    217,329
  Accrued salary and benefits payable
   (Note 8)                                           -         101,910
Royalties due to related parties (Note 4)        32,500               -
Notes payable-related parties (Note 3)           16,313          51,913
                                              ---------       ---------
                                                267,594         371,152
Long-term liabilities
  Accrued salary and benefits payable,
 net of current portion (Note 8)                933,970         117,406
                                              ---------        --------
     Total liabilities                        1,201,564         488,558
                                              ---------        --------
Commitments and contingencies
 (Notes 2, 4 ,8 and 9)

Stockholders' deficit (Notes 5 and 6)
Common stock, no par value, 100,000,000
 shares authorized, 2,327,359 shares
 issued and outstanding                       2,304,422       2,304,422
Additional paid-in capital                   10,332,114      10,332,114
Deficit accumulated during the
 development stage                          (13,667,586)    (12,918,629)
                                             ----------      ----------
                                             (1,031,050)       (282,093)
                                              ---------      ----------
Total                                      $    170,514    $    206,465
                                              =========      ==========

          See notes to consolidated financial statements

          VEREX LABORATORIES, INC. AND SUBSIDIARY
              (a Development Stage Enterprise)

            Consolidated Statements of Operations
                        UNAUDITED

                                                           Cumulative
                                                              From
                                                           September 29,
                                                              1980
                                                            Inception
                         For the Years Ended June 30,       to June 30,
                        1998        1997         1996          1998
                       -------   ----------    ---------  ---------------
Revenues
Net sales           $   124,048  $         -  $         -   $    357,571
Licensing income        168,000            -            -      1,774,686
Contract income               -            -       27,658      1,527,668
Interest income               7          391        3,933        918,597
Gain on sale of
investment                    -            -            -        334,881
  Other                   9,038       14,319          651        145,980
                        -------      -------      -------      ---------
                        301,093       14,710       32,242      5,059,383
                        -------      -------      -------      ---------
Costs and expenses
  Cost of sales          53,417            -            -        198,346
  Write down of
  patented
   drug products              -      189,000            -        495,250
  General and
   administrative       933,573      869,124      888,402     10,506,504
  Research and
   development           43,870       81,645      749,740      5,855,896
  Operating               5,764        4,931        5,048         31,575
  Marketing              13,416        7,230       40,762        780,211
  Interest                    -      139,617      144,383        513,910
  Loss on disposal
   of assets                  -            -            -         33,425
                      ---------    ---------    ---------     ----------
                      1,050,050    1,291,547    1,828,335     18,415,117
                      ---------    ---------    ---------     ----------
Net loss from
 continuing
 operations            (748,957)  (1,276,837)  (1,796,093)   (13,355,734)

Discontinued
 operations
 (Note 7)
Loss from
 operations
 of discontinued
subsidiary                  -            -      (42,394)      (302,840)
Loss on disposal
 of subsidiary              -            -       (8,953)        (8,953)
                    ---------    ---------     ---------    ----------
  Net loss        $  (748,957) $(1,276,737) $ (1,847,440) $(13,667,527)
                    =========    =========     =========    ==========
Net loss per
 common share
 from
continuing
 operations
 (Note 5)        $      (.32) $      (.55) $       (.87) $      (5.74)
                   =========     ========    ==========     =========
Net loss per
 common share
 from
discontinued
 operations
  (Note 5)       $         - $          - $        (.02) $       (.13)
                   =========   ==========     =========     =========
Net loss per
common share
 (Note 5)        $      (.32) $      (.55) $       (.89) $      (5.87)
                   =========     ========     =========     =========


              See notes to consolidated financial statements.

                  VEREX LABORATORIES, INC. AND SUBSIDIARY
                     (a Development Stage Enterprise)

              Consolidated Statements of Stockholders Deficit
      For the Period September 29, 1980 (inception) to June 30, 1998
                                 UNAUDITED

                                                                   Deficit
                                                                  Accumulated
                                                    Additional    During the
                               Common Stock          Paid-in     Development
                           Shares        Amount       Capital        Stage
                         ----------   -----------  ------------- --------------
Shares issued to
officers and directors
in exchange for cash
on July 10, 1981         4,650,000   $      100  $         -  $          -

Sales of general and
limited partnership
units in Novarex
Systems, Ltd., inclu-
ding accrued interest
on notes                 1,499,900      612,683            -             -

Shares issued to an
officer in exchange
for cash on February
8, 1983                     25,100          251            -             -

Shares issued ($.83,
$1.00 and $2.35 per
share), net of
offering costs of
$690,952                 5,745,121    1,038,534    4,018,057             -

Shares issued in
exchange for
services                    30,000       19,500            -             -

Reverse stock
split 1:10             (10,084,500)           -            -             -

Stock issuance
($2.35 per share)           48,750      114,563      275,437             -

Stock issuance
($4.00 and $6.00
per share)                  93,167      157,292      378,210             -

Net loss for the
period September
19, 1980
(inception) to
June 30, 1995                    -            -            -    (9,794,352)
                         ---------    ---------    ---------     ---------
Balances -
June 30, 1995            2,007,538    1,942,923    4,671,704    (9,794,352)

Stock issuance
($2.75 per share) 1        200,001      161,552      388,449             -

Stock issuance
($6.00 per share)           34,000       59,921      144,079             -

Stock issuance
($7.00 per share)           52,800      108,563      261,037             -

Stock issued for
services ($6.00
per share)                   7,020       12,372       29,748             -

Net loss for the
year ended June
30, 1996                         -            -            -    (1,847,440)
                         ---------    ---------    ---------   -----------
Balances -
June 30, 1996            2,301,359    2,285,331    5,495,017  (11,641,792)

Stock issuance
$2.50 per share)            26,000       19,091       45,909            -

Stockholder's
contribution
(Note 5)                         -            -    4,791,188            -

Net loss for
the year ended
June 30, 1997                    -            -            -   (1,276,837)

Balances -
June 30, 1997            2,327,359    2,304,422   10,332,114  (12,918,629)
                         ---------    ---------   ----------   ----------
Net loss for
the year ended
June 30, 1998                    -            -            -     (748,957)
                         ---------    ---------   ----------   ----------
Balances -
June 30, 1998            2,327,359   $2,304,422  $10,332,114 $(13,667,586)
                         =========    =========   ==========   ==========


              See notes to consolidated financial statements.
                           F-4

                  VEREX LABORATORIES, INC. AND SUBSIDIARY
                     (a Development Stage Enterprise)

                   Consolidated Statements of Cash Flows
                                 UNAUDITED

                                                                  Cumulative
                                                                from September
                                                                  29, 1980
                                                                (inception to
                            For the Years Ended June 30,          June 30,
Cash flows from
operating activities       1998         1997          1996           1996
                       ----------    ----------    ----------     -----------
Net loss                $(748,957)  $(1,276,778)  $(1,847,440)   $(13,667,527)
                         --------     ---------     ---------      ----------
Adjustments to reco-
ncile net loss to net
cash used by
operating activities
  Amortization            22,819        22,255        28,913          360,560
  Depreciation            14,733        24,092        33,916          749,429
  Impairment of
patented drug product          -       189,000            -           189,000
Non-cash stockholder
 contributions                 -             -         8,953           37,571
  Non-cash loss on
sale of investments            -             -       (35,000)        (369,881)
  Other                        -             -             -           38,932
Common stock issued
 for services                  -             -        42,120           61,620
  Change in certain
assets and
 liabilities
Research and
 development                   -             -             -         (490,000)
Patented drug
 products                      -        40,037        67,512          301,000
Receivables                    -        10,146         7,319           20,610
  Inventory                    -             -        19,337            8,448
Prepaid expenses
 and other                   882         7,251          (417)          (7,348)
Accounts payable
and other accruals         1,452       (63,403)      127,411          193,556
Accrued interest               -       139,714       143,505          503,116
Royalties due to
 related parties          32,500             -             -           32,500
Accrued salary
 and benefits
 payable                 714,654       612,082       394,240        3,534,559
                        --------      --------      --------       ----------
                         787,080       981,174       837,809        5,163,672
                        --------      --------      --------       ----------
Net cash used by
 operating acti-
 vities                   38,123      (295,604)   (1,009,631)      (8,503,855)
                        --------      --------     ---------        ---------
Cash flows from
investing activi-
ties
Proceeds from
sale of common
stock                          -             -     1,123,601        2,799,103
  Proceeds from
sale of securities             -             -             -          404,588
 Payment of note
receivable                     -        35,000             -          321,663
  Acquisition of
subsidiary                     -             -             -          (21,898)
  Proceeds from
sale of equipment              -             -             -           40,200
  Additions to
property and
equipment                 (4,128)            -       (30,382)        (842,487)
 Additions to
patents and trade-
marks                     (7,882)      (17,623)      (27,066)        (451,340)
Investment in
securities                     -             -             -          (69,707)
    Net cash
provided by
investing activ-
ities                   (12,010)       17,377     1,066,153         2,180,122
                        -------       -------    ----------        ----------
Cash flows from
financing
activities
Sale of general
and limited
partnership
units                        -             -             -            326,000
  Proceeds from
notes payable            2,100        71,913             -          1,882,013
  Payments on
note payable           (37,700)            -       (42,059)          (251,814)
  Net proceeds
 from issuance
of common stock              -        65,000             -          4,371,962
    Net cash
provided by
financing
activities             (35,600)      136,913       (42,059)         6,328,161
                       -------      --------      --------         ----------
Net (decrease)
increase in cash
 and cash
  equivalents           (9,487)    (141,314)       14,463               4,428

Cash and cash
equivalents-
beginning of
 year                   13,915      155,229       140,766                   -
                      --------     --------     ---------           ---------
Cash and cash
equivalents-
 end of year        $    4,428  $    13,915   $   155,229       $      4,428
                      ========      =======     =========            =======

Supplemental cash flow information:

     Cash paid for interest was $0 (1998), $0 (1997) and $5,072 (1996).

Supplemental disclosure of noncash financing activities:

    During the year ended June 30, 1997, the following liabilities were forgiven by related parties (Note 5):
              Note payable - stockholder               $ 1,687,000
              Accrued interest                             498,984
              Accrued salary and benefits payable        2,605,203
                                                        ----------
              Additional paid-in capital               $ 4,791,188
                                                        ==========
              See notes to consolidated financial statements

             VEREX LABORATORIES, INC. AND SUBSIDIARY

            Notes to Consolidated Financial Statements
                 (a Development Stage Enterprise)
                            UNAUDITED

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

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of its wholly-owned subsidiary Bear Laboratories, Inc. Prior to June 28, 1996, the financial statements also included the accounts of the wholly owned subsidiary Colorado Nut Company. As discussed more fully in Note 7, the investment was sold on this date. All intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts of financial instruments including cash and cash equivalents, accounts payable, notes payable and accrued expenses approximated fair value as of June 30, 1998 because of the relatively short maturity of these instruments.

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

License Income
--------------
The Company has entered into licensing agreements with several pharmaceutical companies to manufacture and exclusively market two of the Company's patented drug products, a constant release rate formulation of Verapamil and Aztec products, in an established geographic area. The agreements generally require an initial non-refundable licensing fee to be paid to the Company and future royalty payments based on product sales. Licensing income is recognized when earned.

             VEREX LABORATORIES, INC. AND SUBSIDIARY

            Notes to Consolidated Financial Statements
                 (a Development Stage Enterprise)
                            UNAUDITED

Note 1 - Summary of significant Accounting Policies (continued)
--------------------------------------------------------------
Research and Development Costs
------------------------------
The Company expenses all research and product development costs as incurred.

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

Reclassification
----------------
Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 presentation.

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

Accounting Standards Not Yet Adopted
------------------------------------
In December 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 incorporates the all-inclusive concept of income recognition. It requires that all items that are required to be recognized as comprehensive income (adjustments to equity) be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997, consequently, the Company has not yet adopted FAS 130.

Note 2 - Continued Operations and Realization of Assets
-------------------------------------------------------
The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered a significant loss from continuing operations of $723,321 in 1998 resulting in an accumulated deficit of $13,641,950 at June 30, 1998.

             VEREX LABORATORIES, INC. AND SUBSIDIARY

            Notes to Consolidated Financial Statements
                 (a Development Stage Enterprise)
                            UNAUDITED

Note 2 - Continued Operations and Realization of Assets (continued)
------------------------------------------------------------------
Management plans.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3 - Notes Payable and Long-Term Debt
-----------------------------------------
                                                        June 30,
                                                 -----------------------
                                                   1998          1997
                                                 --------      --------
Notes payable to an officer of the Company;
   paid in full during fiscal year 1997.          $      -     $ 17,500

Notes payable to the president of the Company;
non interest bearing and maturing from
July 1997 to June 1999.  The notes are not
       collateralized.                              16,313      34,413
                                                   -------    --------
                                                    16,313      51,913
      Less current portion                         (16,313)    (51,913)
                                                   $     -    $      -
                                                    ======     =======
Note 4 - Stockholder Contributions
----------------------------------
In March, 1997, the Company entered into an agreement with the Company's president and another Stockholder whereby the two stockholders forgave the Company's indebtedness of $2,605,204 and $2,185,984, respectively. The total debt forgiven of $4,791,188, included $1,687,000 of notes payable to a stockholder, $498,984 of accrued interest on the note and $2,605,204 of accrued salary and benefits to the president. As consideration for the debt forgiveness, the Company agreed to assign each individual the right to receive 25% of all licensing fees, royalties and all other sources of income from the Company's Aztec formulation and 5% of the income derived from other specified formulations up to the respective indebtedness from the Company which was forgiven. In addition, the Company has agreed to assign the patent for the Aztec formulation to the Stockholder in the event that the Company is unsuccessful in securing any licensing or royalty agreements prior to December 1998. The Stockholder would then be responsible for marketing the rights and would distribute all earnings in accordance with the terms of the original agreement. The total amount of debt forgiven is reflected as additional paid-in-capital for the year ended June 30, 1997 in the accompanying consolidated financial statements. During the year ended June 30, 1998, $32,500 was accrued as royalty expense related to this agreement.

             VEREX LABORATORIES, INC. AND SUBSIDIARY

            Notes to Consolidated Financial Statements
                 (a Development Stage Enterprise)
                            UNAUDITED

Note 5 - Common Stock
---------------------
Stock Purchase Agreement
------------------------
On January 6, 1993, the Company entered into a Stock Purchase Agreement ("Agreement") with Birklea, Ltd., whereby the Company sold 660,000 shares of its restricted common stock to Birklea, Ltd. for $550,000. The newly issued shares represented 37% of the Company's outstanding common stock after issuance thereof. Subsequent purchases of common stock have increased Birklea, Ltd.'s holdings to 771,106 shares which represents approximately 33% of the outstanding shares of Common Stock of the Company as of June 30, 1998.

Net Loss Per Common Share
-------------------------
Net loss per common share for the years ended June 30, l998, 1997, and 1996 has been computed on the basis of the weighted average number of common shares outstanding of $2,327,359, $2,323,956 and $2,082,825, respectively.

Stock Options
-------------
The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" for options granted to employees. Accordingly, no compensation cost has been recognized for the stock option plans.

Had compensation cost for the Company's stock optons been determined based on the fair value at the grant date for awards in 1998 consistent with the provisions of SFAS No. 123, the amount would have been immaterial.

The folowing is a summary of options at June 30, 1998:

                                                         Weighted Average
                                      Exercise Price      Exercise Price
                           Options      Per Share            Per Share
                           -------    --------------      ---------------
Balance-June 30, 1996       12,000     $6.80 - 7.00           $ 6.91

  Granted                   17,000             2.50             2.50
  Exercised                (12,000)     5.80 - 7.00             6.91

Balance-June 30, 1997       17,000             2.50             2.50

   Granted                  50,000              .75             1.19
   Exercised                     -                -                -
   Canceled                      -                -                -
                           -------      -----------           ------
Balance-June 30, 1998       67,000      $.75 - 2.50           $ 1.19
                           =======      ===========           ======

             VEREX LABORATORIES, INC. AND SUBSIDIARY

            Notes to Consolidated Financial Statements
                 (a Development Stage Enterprise)
                            UNAUDITED

Note 6 - Income Taxes
---------------------
The Company has long-term deferred tax assets as a result of its net operating losses and deferred salary (assuming a tax rate of 38%) that is fully impaired due to uncertainty as to their utilization. Accordingly, there is no net deferred tax asset reflected in the accompanying consolidated financial statements.
                                                June 30,
                                        ------------------------
                                         1998              1997
                                      ---------         ----------
Long-term deferred tax assets:
        Operating losses              $ 3,756,606       $ 3,756,270
         Deferred salary                  365,074            83,340
                                        ---------         ---------
Total long-term deferred assets         4,121,680         3,839,610
     Valuation allowance               (4,121,680)       (3,839,610)
                                        ---------         ---------
           Net deferred tax            $        -        $        -
                                        =========         =========

At June 30, 1998, the Company has approxanately $10,400,000 of net operating loss carryforwards for income tax purposes that expire between June 30, 1999 and June 30, 2012.

Note 7 - Discontinued Operations

On June 28, l996, the Company sold its investment in its wholly owned subsidiary Colorado Nut Company, Inc. for $45,000. The Company regained the accounts receivable, accounts payable and accrued expenses. Included in the sale was inventory and net property and equipment. Operating results of the Colorado Nut Company are recorded at discontinued operations for the year ended June 30, 1996. Operating results for June 30, 1995 have been reclassified as discontinued operations.

Sales from the Colorado Nut Company were $241,346 for the year ended June 30, 1996. All expenses related to the Colorado Nut Company have been allocated to discontinued operations for the year ended June 30, 1996.

The sale of Colorado Nut Company, Inc. resulted of a loss of approximately $9,000. Any tax benefit or expense resulting from the sale has been fully allowed for due to the continued net operating losses of the Company.

             VEREX LABORATORIES, INC. AND SUBSIDIARY

            Notes to Consolidated Financial Statements
                 (a Development Stage Enterprise)
                            UNAUDITED

Note 8 - Related Party Transactions
-----------------------------------
Employment and Royalty Agreements
---------------------------------
On November 30, 1993, the Company entered into a new 8-year employment contract with its President. The contract may be extended by the President. Under the terms of the contract, the President receives an annual base salary of $338,000 and an annual cost of living adjustment plus 8%.

The contract also provides for certain insurance and employee benefits and entitles the President to participate in retirement and management incentive plans that the Company is required so establish. Such plans have not yet been established. As of June 30, 1998 and 1997, the Company owes approximately $789,000 and $149,000, respectively, of vacation pay and salary to its President under terms of the employment contract. The President has extended the due date to January 1, 2000.

In addition, the President receives certain royalties on the net sales from the Company's products, and minimum annual royalties of $10,000 per product through November 30, 1993 and $1,000 thereafter. Such royalties amounted to $3,000 for the years ended June 30, l997, 1996 and l995. The amount owed to the President for such royalties was approximately $3,000 and $0 at June 30, 1998 and 1997, respectively. In return for this compensation, the President is obligated to assign all title and ownership of his inventions, formulations and products to the Company.

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

Legal Fees
----------
Legal fees were incurred by the Company for legal services provided by a former officer of the Company. Such fees were $0, $12,500 and $22,780 for 1998, l997 and 1996, respectively.

See Notes 3, 4 and 5 for additional discussion of related party transactions.

             VEREX LABORATORIES, INC. AND SUBSIDIARY

            Notes to Consolidated Financial Statements
                 (a Development Stage Enterprise)
                            UNAUDITED

Note 9 - Leases and Commitments
-------------------------------
Office
------
Currently, the Company occupies space under a lease agreement requiring monthly payments of $6,826. The lease commitment expires March 31, 2000. The Company sub-lets a portion of its office space to the officer described in
Note 9 (under legal fees) for $3,132 per month. The Company sub-lets to an unrelated third party for $1,000 per month.

Rent expense, net of sublease income was $35,873, $37,471 and $53,677 for the years ended June 30, 1998, 1997 and 1996, respectively.

Vehicle
-------
The Company has two operating leases for Company vehicles. The leases require monthly lease payments of $530 and $582 and expire January 1999 and 2000, respectively. Lease expense was $12,588, $12,369 and $11,688 for the years ended June 30, 1998, 1997 and 1996, respectively.


The minimum annual lease payments through expiration of office and vehicle leases are as follows:

        1999           $ 90,779

        2000             66,213
                        -------
                       $156.991
                        =======

Note 10 - Unaudited Financial Statements
----------------------------------------
The Company currently is not in a position to pay its auditors to report on the financial statements set forth above. Management believes these financial statements fairly present the financial position of the Company at and for the periods set forth and are free from material error.