Form 10-Q
period 1998-09-30
VEREX LABORATORIES INC/CO
filed 1998-12-21
CIK 716861

                        	FORM 10-Q

           	SECURITIES AND EXCHANGE COMMISSION
               	Washington, D.C.  20549

(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1998
                               ------------------------
                         	OR

[  ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


Commission file number        0-11232
                      ---------------------
                  VEREX LABORATORIES, INC.
         ---------------------------------------------
    		(Exact name of Registrant as specified in its charter)

           Colorado                                     84-0850695
   -----------------------------                      --------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

   14 Inverness Drive East, D-100      Englewood, Colorado       80112
   -------------------------------------------------------------------
           		(Address of principal executive offices)

                           (303) 799-4499
          --------------------------------------------------
       		(Registrant's telephone number, including area code)

       	   -------------------------------------------------
	         (Former name, former address and former fiscal year,
         		if changed since last report.)

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

	The registrant had 2,327,359 shares of its no par value common stock outstanding as of September 30, 1998.

          VEREX LABORATORIES, INC. AND SUBSIDIARIES

               Consolidated Balance Sheets

Assets                               September 30, 1998       June 30, 1998
                                         (Unaudited)           (Unaudited)

Current assets
  Cash and cash equivalents           $        1,901            $       4,428

Accounts receivable                            9,200                        0

Prepaid expenses                               8,097                    8,243
                                             -------                  -------
                                              19,198                   12,671

Property and Equipment, at cost

Furniture and equipment                      494,548                 494,028
Leasehold improvements                         1,317                   1,317
                                             -------                 -------
                                             495,865                 495,345

 Less accumulated depreciation
  and amortization                          (481,512)               (479,107)
                                             -------                 -------
 Property and equipment - net                 14,353                  16,238

Other Assets

 Patents and trademarks, net of
  accumulated amortization of
  $283,458 and $277,655                     137,752                  141,605

Total                                      $171,303                 $170,514
                                            -------                  -------

 Liabilities and Stockholders'
  Equity
Current liabilities
 Accounts payable and other accruals        199,238                 218,7881
Royalties due to related parties             32,500                   32,500
Notes payable - related parties              16,313                   16,313
Deposit on sales of common stock             51,750
                                           --------                 --------
                                            299,801                  267,594
Long-term liabilities

Accrued salary and benefits payable,
 net of current portion                   1,107,472                  933,970
Total liabilities                         1,407,273                1,201,564

Commitments and contingencies
 (Note 1)

Stockholders' deficit
Common Stock, no par value,
 100,000,000 shares
Authorized, 2,327,359 shares
 issued and outstanding                  2,304,422                 2,304,422
Additional paid in capital              10,332,114                10,332,114
Accumulated deficit                    (13,872,506)              (13,667,586)
                                        ----------                ----------
                                        (1,235,970)               (1,031,050)
                                         ---------                 ---------
Total                                     $171,303                  $170,514
                                          --------                  --------

             See notes to consolidated financial statement

             VEREX LABORATORIES, INC. AND SUBSIDIARIES

               Consolidated Statement of Operations
                           (Unaudited)

                              For The Three           For The Three
                              Months Ending           Months Ending
                            September 30, 1998      September 30, 1997
                            ------------------      ------------------
Revenues
Contract income                        9,200
Licensing income                                              98,000
Miscellaneous                              1                       1
                                    --------                 -------
                                      $9,201                 $98,001
Cost and Expenses
General and administrative           210,702                 192,300
Research and development                 936                   3,597
Marketing                              2,483                     479
                                    --------                --------
                                     214,121                 196,376
                                    --------                --------

Net Income (loss)                  ($204,920)               ($98,375)
                                    --------                 -------
Net income (loss) per common
 share (note 3)                       ($0.09)                 ($0.04)

Weighted average shares
 outstanding                       2,327,359               2,312,239




     See notes to consolidated financial statement

           VEREX LABORATORIES, INC. AND SUBSIDIARIES

             Consolidated Statement of Cash Flows
                         (Unaudited)

                                       For The Three        For The Three
                                       Months Ending        Months Ending
                                     September 30, 1998   September 30, 1997
                                     ------------------   ------------------
Cash Flows from operating activities
Net income (loss)                             (204,920)             ($98,375)
Adjustments to reconcile net income
 (loss) to net cash flow provided by
 (used in) operating activities
Depreciation and amortization                    8,208                 9,190
Changes in certain assets & liabilities:
 Receivables                                    (9,200)
 Other assets                                      146                   454
 Accounts payable and other accruals           (19,543)              (10,589)
 Accrued salary and benefits payable           173,502               141,294
                                              --------              --------
Net cash provided by (used in) operating
 activities                                   ($51,807)              $41,974

Cash flows from financing activities:
 Proceeds from note payable
 Payments on note payable                                             (9,500)
                                                                      ------
Net cash provided by financing
 activities                                                           (9,500)

Cash flows from investing activities:
 Deposit on sale of common stock               51,750
 Additions to property and equipment             (520)                  (763)
 Additions to patents and trademarks           (1,950)                (7,884)
Net cash provided by (used in) investing
 activities                                    49,280                 (8,647)

Net increase (decrease) in cash and cash
 equivalents                                   (2,527)                23,827
Cash and cash equivalents-beginning of
 period                                         4,428                 13,915
                                              -------                -------
Cash and cash equivalents-end of period        $1,901                $37,742
                                              -------                -------
Supplemental disclosures:
 Cash flow information:
  Cash paid for interest was $0 (1998)
  and $0 (1997)

          See notes to consolidated financial statements
                           -4-

           	VEREX LABORATORIES, INC. and SUBSIDIARIES
           	Consolidated Notes to Financial Statements
                         	(Unaudited)


1.	Financial Statements
   --------------------
 These unaudited financial statements should be read in conjunction with the Company's financial statements as of June 30, 1998, included in the Annual Report on Form 10-K. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the consolidated financial position and results of operations for the periods presented. The results of operations for the three-month period ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year. The Company's consolidated financial statements include the accounts of its wholly-owned subsidiary Bear Laboratories, Inc.

2.	Commitments
   -----------
Office Lease:
 The Company is obligated under an office lease commencing April 1, 1997 and ending on March 31, 2000, to pay $6,826.54 in monthly installments for its general office and research facility, which contains 8,623 sq. ft. of space. A portion of this space is subleased to others.

3.	Net Income Per Common Share
   ---------------------------
 Net income (loss) per common share for the three-month periods ended September 30, 1998 and 1997 has been computed on the basis of the weighted number of common shares outstanding of 2,327,359.


Item 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
     	   Condition and Results of Operations
         -----------------------------------
	Operations
 ----------
	The first three months of fiscal year 1999 ending September 30, 1998 resulted in revenue of $9,201 from operations as compared to $98,001 for the corresponding fiscal 1998 period.  The revenues are from contract research projects.  General and administrative expense and research and development expense are about the same as prior years.

	Liquidity and Capital Resources
 -------------------------------
	Other than facilities rent and salaries, there are no commitments. The Company is currently pursuing additional licensing and contract formulation arrangements, however there is no assurance such will be obtained.

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

(b)	No reports on Form 8-K were filed during the quarter ended September 30,
    1998.

                         SIGNATURE PAGE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)            					VEREX LABORATORIES, INC.
(Date)                       December 15, 1998
BY:(Signature)               /s/	James M. Dunn, M.D.
(Name and Title)             James M. Dunn, M.D.
                        					President, Chief Executive Officer
                        					and Chief Financial Officer