Form 10-Q
period 1998-12-31
VEREX LABORATORIES INC/CO
filed 1999-03-30
CIK 716861

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(Mark One)
  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1998
                                  -----------------
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

     The registrant had 2,327,359 shares of its no par value common stock outstanding as of December 31, 1998.

                   VEREX LABORATORIES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

Assets                                  December 31, 1998   June 30, 1998
                                           (Unaudited)        (Audited)
                                         ----------------   -------------
Current assets
Cash and cash equivalents                        $2,224             $4,428
Accounts receivable                               1,100
Prepaid expenses                                  7,951              8,243
                                                 ------             ------
                                                 11,275             12,671
Property and Equipment, at cost
Furniture and equipment                         494,548            494,028
Leasehold improvements                            1,317              1,317
                                                -------            -------
                                                495,865            495,345
 Less accumulated depreciation and
   amortization                                (483,917)          (479,107)
                                               ---------          ---------
       Property and equipment - net              11,948             16,238
Other Assets
Patents and trademarks, net of
 accumulated amortization of $289,261
 and $277,655                                   131,949            141,605
                                               --------           --------
Total                                          $155,172           $170,514
                                               --------           --------
                    Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and other accruals             210,360            218,781
Royalties due related parties                    32,500             32,500
Notes payable - related parties                  22,813             16,313
Deposit for common stock                         51,750
                                                 ______
                                                317,423            267,594
Long-term liabilities
Accrued salary and benefits payable           1,290,642            933,970
                                              ---------          ---------
Total Liabilities                             1,608,065          1,201,564

Commitments and contingencies (Note 2)
Stockholders' Equity
Common Stock, no par value, 100,000,000
 shares authorized 2,327,359 and 2,301,359
 shares issued and outstanding                2,304,422         2,304,422
Additional paid in capital                   10,332,114        10,332,114
Accumulated deficit                         (14,089,429)      (13,667,586)
                                            ------------      ------------
                                             (1,452,893)       (1,031,050)
                                             -----------       -----------
Total                                          $155,172          $170,514
                                             ===========       ===========

See notes to consolidated financial statement

              VEREX LABORATORIES, INC. AND SUBSIDIARIES

                Consolidated Statement of Operations
                             (Unaudited)

                                          For The Six       For The Six
                                         Months Ending     Months Ending
                                       December 31, 1998  December 31, 1997
                                       -----------------  -----------------
Revenues
   Licensing income                                              128,000
   Contract projects                          17,300              16,500
   Net Sales                                                      56,495
   Other income                                    3                 143
                                              ------             -------
                                              17,303             201,138


Cost and Expenses
   Cost of sales                                                  55,206
   General and administrative                433,875             378,958
   Research and development                    2,157              37,970
   Marketing                                   3,111               4,114
                                             -------             -------
                                             439,143             476,248


Net Income (loss)                          ($421,840)          ($275,110)
                                           ----------          ----------

Net income (loss) per common share
  (note 3)                                    ($0.18)             ($0.12)


Weighted average shares outstanding        2,327,359           2,327,359






See notes to consolidated financial statement

             VEREX LABORATORIES, INC. AND SUBSIDIARIES

                Consolidated Statement of Operations
                            (Unaudited)

                                          For The Three      For The Three
                                          Months Ending      Months Ending
                                         December 31, 1998  December 31, 1997
                                         -----------------  -----------------
Revenues
   Licensing income                                                 30,000
   Contract projects                               8,100            16,500
   Net sales                                                        56,495
   Other Income                                        2               142
                                                   -----           -------
                                                   8,102           103,137
Cost and Expenses
   Cost of sales                                                    55,206
   General and administrative                    223,173           186,658
   Research and development                        1,221            34,373
   Marketing                                         628             3,635
                                                 -------           -------
                                                 225,022           279,872
                                                 -------           -------

Net Income (loss)                              ($216,920)        ($176,735)
                                               ----------        ----------

Net income (loss) per common share (note 3)       ($0.09)           ($0.08)


Weighted average shares outstanding            2,327,359         2,327,359




See notes to consolidated financial statement

             VEREX LABORATORIES, INC. AND SUBSIDIARIES

                Consolidated Statement of Cash Flows
                              (Unaudited)

                                             For The Six       For The Six
                                            Months Ending     Months Ending
                                          December 31, 1998  December 31, 1997
                                          -----------------  -----------------
Cash Flows from operating activities
  Net income (loss)                              (421,840)          (275,110)
  Adjustments to reconcile net income
   (loss) to net cash flow provided by
   (used in) operating activities
  Depreciation and amortization                    16,416             18,382
  Changes in certain assets & liabilities:
     Receivables                                   (1,100)           (16,500)
     Other assets                                     292                905
     Accounts payable and other accruals           (8,424)            12,945
     Accrued salary and benefits payable          356,672            282,588
                                                  -------            -------
  Net cash provided by (used in) operating
   activities                                     (57,984)            23,210

Cash flows from financing activities:
  Proceeds from note payable                        6,500
  Payments on note payable                                          (23,500)
                                                    -----           --------
  Net cash provided by financing activities         6,500           (23,500)
Cash flows from investing activities:
   Deposit on sale of common stock                 51,750
   Additions to property and equipment               (520)             (763)
   Additions to patents and trademarks             (1,950)           (7,884)
                                                   -------           -------
   Net cash provided by (used in) investing
    activities                                     49,280            (8,647)
                                                   ------            -------
Net increase (decrease) in cash and cash
 equivalents                                       (2,204)           (8,937)
Cash and cash equivalents-beginning of period       4,428            13,915
                                                   -------           ------
Cash and cash equivalents-end of period             2,224             4,978
                                                   -------           ------

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

3.  Net Income Per Common Share
-------------------------------
Income (loss) per common share for the six-month periods ended December 31, 1998 and December 31, 1997 has been computed on the basis of the weighted number of common shares outstanding of 2,327,359.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
----------------------------------------------------------
     Operations
     ----------
     The first six months of fiscal year 1999 ending December 31, 1998 resulted in revenue of $17,303 from operations as compared to $201,138 for the corresponding fiscal 1998 period. The revenues are from licensing Company drug formulations and from product sales and contract research projects. General and administrative expense and research and development expense are less than in 1998 due to general belt tightening.

     Financial Position
     ------------------
     The Company went from a deficit shareholders' equity of $1,031,050 to a negative shareholders' equity of $1,452,893 as a result of losses for the six months of $421,840.

     Liquidity and Capital Resources
     -------------------------------
     Other than facilities rent and salaries, there are no other commitments. The Company is currently pursuing additional licensing and contract formulation arrangements, however there is no assurance such will be obtained.

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

    *Incorporated by reference to SEC File No. 2-82403-D filed September 30,
     1983

  (b) No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                            SIGNATURE PAGE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                               VEREX LABORATORIES, INC.



BY(Signature)                              /s/James M. Dunn, M.D.
(Name and Title)                           James M. Dunn, M.D.
                                           President, Chief Executive Officer
                                           and Chief Financial Officer
(Date)                                     March 25, 1999