Form 10-Q
period 1999-03-31
VEREX LABORATORIES INC/CO
filed 1999-05-17
CIK 716861

                       	FORM 10-Q

             	SECURITIES AND EXCHANGE COMMISSION
                  	Washington, D.C.  20549

(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1999
                               --------------------
	OR

[  ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


Commission file number        0-11232
                       -------------------

                      VEREX LABORATORIES, INC.
     -------------------------------------------------------
    		(Exact name of Registrant as specified in its charter)

           Colorado                                     84-0850695
 -----------------------------                      -----------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

  14 Inverness Drive East, D-100     Englewood, Colorado       80112
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

	The registrant had 2,327,359 shares of its no par value common stock outstanding as of March 31, 1999.

               VEREX LABORATORIES, INC. AND SUBSIDIARIES

                     Consolidated Balance Sheets


         Assets

                                        March 31, 1999       June 30, 1998
                                         (Unaudited)          (Unaudited)
Current assets

Cash and cash equivalents               $         130         $        4,428
Prepaid expenses                                7,805                  8,243
                                              -------                 ------
                                                7,935                 12,671

Property and Equipment, at cost
Furniture and equipment                       494,548                494,028
Leasehold improvements                          1,317                  1,317
                                              -------                -------
                                              495,865                495,345

Less accumulated depreciation and
 amortization                                (486,322)              (479,107)
Property and equipment - net                    9,543                 16,238
Other Assets
Patents and trademarks, net of
 accumulated amortization
of $295,064 and $277,655                      126,146                141,605
                                             --------               --------
Total                                        $143,624               $170,514
                                             --------               --------
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and other accruals           232,216                218,781
Royalties due related parties                  32,500                 32,500
Notes payable unrelated parties                25,013                 16,313
Deposit for common stock                       59,250
Deferred rent                                  10,875
                                              -------               --------
                                              359,854                267,594
Long-term liabilities
Accrued salary and benefits payable         1,473,512                933,970
                                            ---------                -------
Total Liabilities                           1,833,366              1,201,564
Commitments and contingencies
  (Note 2)
Stockholders' Equity
Common Stock, no par value,
  100,000,000
shares authorized
2,327,359 and 2,301,359 shares issued
and outstanding                             2,304,422              2,304,422
Additional paid in capital                 10,332,114             10,332,114
Accumulated deficit                       (14,326,278)           (13,667,586)
                                           ----------             ----------
                                           (1,689,742)            (1,031,050)
                                           ----------             ----------
Total                                        $143,624               $170,514
                                             --------               --------

              See notes to consolidated financial statement

              VEREX LABORATORIES, INC. AND SUBSIDIARIES
                Consolidated Statement of Operations
                            (Unaudited)

                                            For The Nine     For The Nine
                                            Months Ending    Months Ending
                                            March 31, 1999   March 31, 1998
                                            --------------   --------------
Revenues
Licensing income                                                    158,000
Net sales                                                            56,495
Contract income                                    17,200            67,553
Other income                                            4               144
                                                 --------          --------
                                                   17,204           282,192
Cost and Expenses
Cost of sales                                                        55,206
General and administrative                        669,284           559,697
Research and development                            3,501            39,114
Marketing                                           3,111            10,654
                                                  -------          --------
                                                  675,896           664,671
                                                  -------          --------
Net Income (loss)                               ($658,692)        ($382,479)
                                                 --------          --------
Net income (loss) per common share
(note 3)                                           ($0.28)           ($0.16)
Weighted average shares outstanding             2,327,359         2,327,359

                See notes to consolidated financial statement

                  VEREX LABORATORIES, INC. AND SUBSIDIARIES

                    Consolidated Statement of Operations
                                (Unaudited)

                                              For The Three    For The Three
                                              Months Ending    Months Ending
                                              March 31, 1999   March 31, 1998
                                              --------------   --------------
Revenues

Licensing income                                                       30,000
Net sales
Contract income                                        (100)           51,053
Other Income                                              1                 1
                                                     ------            ------
                                                        (99)           81,054

Cost and Expenses
General and administrative                          235,409           180,739
Research and development                              1,344             1,144
Marketing                                                               6,540
                                                    -------           -------
                                                    236,753           188,423
                                                    -------           -------
Net Income (loss)                                 ($236,852)        ($107,369)

Net income (loss) per common share
  (note 3)                                           ($0.10)           ($0.04)
Weighted average shares outstanding               2,327,359         2,327,359


                See notes to consolidated financial statement




                VEREX LABORATORIES, INC. AND SUBSIDIARIES

                   Consolidated Statement of Cash Flows
                               (Unaudited)

                                             For The Nine       For The Nine
                                             Months Ending      Months Ending
                                             March 31, 1999     March 31, 1998
                                             ---------------    --------------
Cash Flows from operating activities
Net income (loss)                                   (658,692)        (382,479)
Adjustments to reconcile net income (loss)
 to net
cash flow provided by (used in) operating
 activities
Depreciation and amortization                        24,624            27,573
Changes in certain assets & liabilities:
Receivables                                                           (19,884)
Other assets                                            438               362
Accounts payable and other accruals                  13,435            (7,277)
Accrued salary and benefits payable                 539,542           423,882
Deferred rent                                        10,875
                                                   --------           -------
Net cash provided by (used in) operating
 activities                                         (69,778)           42,177
Cash flows from financing activities:
Deposits on sales of common stock                    59,250
Proceeds from note payable                            8,700
Payments on note payable                                              (32,700)
                                                   --------           -------
Net cash provided by financing activities            67,950           (32,700)
Cash flows from investing activities:
Additions to property and equipment                    (520)             (763)
Additions to patents and trademarks                  (1,950)           (7,885)
                                                   --------            ------
Net cash provided by (used in) investing
 activities                                          (2,470)           (8,648)
Net increase (decrease) in cash and cash
 equivalents                                         (4,298)              829
Cash and cash equivalents-beginning of period         4,428            13,915
                                                    -------           -------
Cash and cash equivalents-end of period                 130            14,744
                                                    -------           -------
Supplemental disclosures:
Cash flow information:

Cash paid for interest was $0 (1999) and $0 (1998)


See notes to consolidated financial statements

            	VEREX LABORATORIES, INC. and SUBSIDIARIES
            	Consolidated Notes to Financial Statements
                          	(Unaudited)


1.	Financial Statements
   --------------------
These unaudited financial statements should be read in conjunction with the Company's financial statements as of June 30, 1998, included in the Annual Report on Form 10-K. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the consolidated financial position and results of operations for the periods presented. The results of operations for the nine-month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year. The Company's consolidated financial statements include the accounts of its wholly-owned subsidiary Bear Laboratories, Inc.

2.	Commitments
   -----------
Office Lease:
The Company is obligated under an office lease commencing April 1, 1997 and ending on March 31, 2000, to pay $6,826.54 in monthly installments for its general office and research facility, which contains 8,623 sq. ft. of space. A portion of this space is subleased to others.

3.	Net Income Per Common Share
   ---------------------------
Income (loss) per common share for the nine-month periods ended March 31, 1999 and March 31, 1998 has been computed on the basis of the weighted number of common shares outstanding of 2,327,359.


Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
     	   Condition and Results of Operations
         -----------------------------------
	Operations
 ----------
	The first nine months of fiscal year 1999 ending March 31, 1999 resulted in revenue of $17,204 from operations as compared to $282,192 for the corresponding fiscal 1998 period.  The revenues are from licensing Company drug formulations and from product sales and contract research projects.
General and administrative expense and research and development expense are about the same as in 1998.

	Financial Position
 ------------------
	The Company went from a deficit shareholders' equity of $1,031,050 to a negative shareholders' equity of $1,689,742 as a result of losses for the nine months of $658,692.
                       Page 6

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

	The Company currently has very limited cash resources and is not now seeking funding through securities sales.  It is seeking a licensing agreement for
Aztec, as well as license and supply agreements which are pending regulatory approval in three countries.  The Company is also trying to obtain funding through a variety of other sources, including industry partners and possibly other means. The Company is currently deferring salaries of some of its employees.



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
(Date)                      May 10, 1999
By;(Signature)              /s/James M. Dunn
(Name and Title)            James M. Dunn, M.D.
					                       President, Chief Executive Officer
                       					and Chief Financial Officer








                              Page 8


(/TEXT>