Form 10-K
period 1999-06-30
VEREX LABORATORIES INC/CO
filed 2001-03-19
CIK 716861

                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-K

                           ANNUAL REPORT
                PURSUANT TO SECTION 13 or 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended June 30, 1999 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________ to __________

                    Commission file number 0-11232
                                 ---------

                      VEREX LABORATORIES, INC.
-----------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

           Colorado                          84-0850695
          ----------                        ------------
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)        Identification No.)

Building D, Suite 100, 14 Inverness Dr. East, Englewood, CO   80112
-----------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:   (303) 799-4499
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes _______        No  ___ X___.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 1999 was approximately $498,000.

     The number of shares outstanding of the Registrant's no par value common stock as of June 30, 1999, was 2,327,359 shares.

                              PART I

ITEM 1.  BUSINESS
         --------

Background
------------

     The Company was organized under the laws of the State of Colorado on September 29, 1980. The Company is in the business of acquiring, developing and marketing pharmaceutical and health care products. The Company obtains formulas and patents when available, selects trademarks, designs product packages and promotes and markets, through licensing agreements, pharmaceutical and health care products. During fiscal 1999 the Company had one subsidiary, Bear Laboratories, Inc., incorporated in April 1991 for the purpose of exploiting VERIN a drug formulation developed by the Company.

Credit Facility
----------------

     On March 20, 2000 the Company obtained a $1 million credit facility with PRP, Inc. Without the line, the Company may have been was unable to continue to operate for any significant period. The credit facility was also negotiated to provide payment of accrued management compensation. At June
30, 2000 approximately $ 280,000 had been drawn on the credit facility to pay for operations and the accrued management compensation. The unpaid amount of such accrued compensation approximated $629,000 at June 30, 2000. Therefore, approximately $91,000__is available for uses other than accrued management compensation, subject to conditions of the loan agreement. Considering other commitments such as rent, aged payables, etc., there is no assurance that funds will be available to support on-going operations or research and development. See Managements Discussion - Liquidity &
Capital Resources, below.

Assignment of Certain Future Revenues - Birklea, Ltd.
-------------------------------------------------------

     Effective November 30, 1993, the Company entered into a Credit Agreement with Birklea, Ltd., a major shareholder of the Company, whereby Birklea, Ltd. agreed to use its best efforts to provide up to $10,000,000 in financing to the Company. The note was secured by the Company's right, title and interest in patent applications, patents, tradenames, know-how and trade secrets relating to existing and future drug formulations relating to the drug commonly known as AZT. In March 1997, the balance (principal and interest) on this note was $2,185,984, when the Company and Birklea agreed that the debt was forgiven in consideration for the assignment of 25% of all future sources of revenue from the Company's AZTEC formulation, and 5% of all future revenues from other specified Company drug formulations up to $4,650,000 and $2,325,000 respectively. In addition, the Company agreed to assign to Birklea, Ltd. the AZTEC formulation in the event it has not licensed it prior to December, 1998. This assignment was not effectuated and on or about, January 27, 2000, the Company amended this royalty agreement with Birklea, Ltd., to change the AZTEC royalty to equal 7.5% of the gross profit received by the Company on sales or licensing from the Aztec product only and to change all other future royalties to equal 3% on the gross profit received by the Company on other specified drug formulations. The Company further modified the aggregate royalty payment to equal $2,325,000 for all products including AZTEC formulations.

Assignment of Certain Future Revenues - Dr. James M. Dunn
-----------------------------------------------------------

     In March, 1997 the Company's president forfeited his right to receive $2,605,204 in accrued salary and other benefits in consideration for the Company's assignment to him of 25% of all future sources of revenue from its AZTEC formulation and 5% of the income derived from other specified Company drug formulations up to $2,605,204. The Company amended this royalty agreement with Dr. Dunn and changed the AZTEC royalty to equal 7.5% of the gross profit received by the Company on sales or licensing from the Aztec product only and to change all other future royalties to equal 3% on the gross profit received by the Company on other specified drug formulations. The Company further modified the aggregate royalty payment to equal $2,517,339 for all products including AZTEC formulations.


Licensing Activities
----------------------

     The Company has licensing agreements with several foreign-based pharmaceutical companies covering the Company's patented constant-release rate formulation of AZTEC, VEREXAMIL, as well as its proprietary once daily delivery system for diltiazem, drugs used in the treatment of heart disease and hypertension. These agreements provide the licensee the exclusive right to manufacture and market the formulations in a certain geographical area for a specified period of time subject to the licensee maintaining high quality of material and workmanship for the product and require an initial licensing fee payable to the Company and a royalty to the Company based on product sales or other arrangements.

     In 1999, the Company licensed its controlled release aspirin product, Verin, as well as a controlled release glucosamine product it developed, to a group that intends to market the products directly to the public, primarily via mail order and Internet sales channels. Verex will manufacture these products for the licensee and earn a mark up on sales made to the licensee.

     The Company has not licensed its technology relating to other sustained release prescription drugs. Most licenses provide for the licensee Company to obtain health registration for the products.

The following table summarizes licensing agreements in existence at June 30, 1999:


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

Trimel Life Sciences          Canada                        Verapamil
(Formerly Galen
 Pharma, Inc.)
(1988)

Trima Pharmaceutical          Israel                        Verapamil,
(1993)                                                      Diltiazem

Trimel Life Sciences          Canada and                    Nifedipine,
(Formerly Galen               United States                 Naproxen,
 Pharma, Inc.)                                              Indomethacin
(1988)

Trimel Pharmaceutical         Israel                        Verapamil,
(1992)                                                      Diltiazem

Productos Bioty LDA           Portugal                      Verapamil
(1988)

Metabolic Innovations, LLC    Worldwide                     Verin, CR
(1999)                                                      glucosamine



     Royalties on the foregoing licensing agreements range from 5% to 7.5% of invoice sales and there are no minimum sales requirements pursuant to the agreements. The Company received no revenues from licensing fees and royalties during 1999.

     The Company intends to continue to pursue licensing arrangements with respect to marketing and/or developing its drug formulations and compounds.

AZT Formulation
------------------

     The Company has developed a unique controlled release rate formulation of zidovudine (AZT), the primary drug used in the treatment of persons diagnosed as having Acquired Immunodeficiency Syndrome (AIDS) or being HIV positive. The trademark name AZTEC has been registered with the United States Patent and Trademark Offices and a patent has been filed with authorities in the U.S. and Europe. The Company's formulation has been the subject of a clinical study at the University of Colorado Health Science Center which concluded that the AZTEC formulation had fewer adverse side effects, produces longer duration blood level curves, and higher intercellular phosphorylated AZT levels than the currently used AZT drug (Retrovir). Further, AZTEC is administered twice daily. During the fiscal years ended June 30, 1995, 1996, 1997 and 1998 clinical trials of AZTEC were conducted at 15 sites in the United States at a cost of approximately $2,400,000.

Nanospheres
-------------

     The Company has developed a drug delivery system that will enable oral administration of many drugs of macromolecule size, particularly proteins, polypeptides and polysaccharides, which have low or no bioavailability when given orally. This technology involves the use of nanospheres which are loaded with active drug. These nanospheres are biodegraded over several days in the body and the active drug is released slowly. So far, Verex researchers have been successful in developing heparin nanospheres that, when given to animals as a single dose, produced therapeutic levels for seven days.

Amantex
----------

     This is an antiviral compound, delivered in a controlled release formulation, for the treatment of recurrent herpetic lesions. The Company has received a trademark for this product.

Veraderm
-----------

     Veraderm is a wound dressing, made from a proprietary formulation of polymers that, when applied superficially to an open wound, can enhance healing while diminishing the chances of infection. Early testing has shown it to be particularly beneficial in the treatment of decubitus ulcers. A trademark has been received.

Psoriasis Formulaltion
----------------------

     The Company has discovered a treatment for psoriasis which it believes is safe and effective with no side effects. Psoriasis is a chronic inflammatory skin disease, characterized by skin scaling and ulcerations, which affects about 2% of the population. The formulation is a tablet which contains safe ingredients and which the Company hopes to market over-the-counter after independent studies are completed and in compliance with FDA labeling requirements. The Company's preliminary studies indicate that about 85% of patients show marked improvement when taking one to three tablets daily at bed time.


Government Regulation
-----------------------

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

Patents and Trademarks
------------------------

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

Competition and Markets
-------------------------

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



Employees
-----------

     The Company has three full-time employees, two of whom are officers and directors.





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





-----------------------------------------------------------------------
                                                High             Low
-----------------------------------------------------------------------

Fourth Qtr. (Ended June 30, 1999)                $.50             $.37
Third Qtr.  (Ended March 31, 1999)               $.63             $.19
Second Qtr. (Ended December 31, 1998)           $1.38             $.41
First Qtr.  (Ended September 30, 1998)          $1.31             $.72
Fourth Qtr. (Ended June 30, 1998)               $1.43            $ .68
Third Qtr. (Ended March 31, 1998)               $1.00            $ .70
Second Qtr. (Ended December 31, 1997)           $2.00            $ .75
First Qtr. (Ended September 30, 1997)           $1.17            $ .77
Fourth Qtr. (Ended June 30, 1997)               $1.25            $0.75
Third Qtr. (Ended March 31, 1997)               $2.00            $0.87
Second Qtr. (Ended December 31, 1996)           $2.37            $1.44
First Qtr. (Ended September 30, 1996)           $2.50            $2.25
-----------------------------------------------------------------------

     The foregoing quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     As of June 30, 19992000 (1999?), the Company had approximately 1,24239 holders of record of its common stock and the closing bid price on its common stock was $.39 per share.

     The Company has not paid any dividends since its inception and presently anticipates that all earnings will be retained for development of the Company's business.



ITEM 6.  SELECTED FINANCIAL DATA
         ------------------------

     Following is a summary of selected financial data. See the financial statements included herein for more complete information.


            Year Ended   Year Ended   Year Ended    Year Ended   Year Ended
              6/30/99      6/30/98      6/30/97       6/30/96       6/30/95
            -----------  -----------   -----------   -----------  ----------

Working
Capital
(Deficit)
          $  (735,145)  $  (254,923)  $  (348,112)  $(1,881,892)  $(2,037,850)
Total
Assets
              180,472       170,514       206,464       657,936       716,558
Total
Liabi-
Lities
            2,012,328     1,201,564       488,558     4,519,380     3,896,283
Long
Term
Debt
            1,238,153       933,970       117,406     2,207,823     1,368,357
Share-
holders'
(Deficit)
           (1,831,856)   (1,031,050)     (282,034)   (3,861,444)   (3,179,725)

Revenues      104,205       301,093        14,710        32,242     1,213,670

Net(Loss)    (860,175)     (748,957)   (1,276,778)   (1,847,440)   (1,281,345)

Net(Loss)
Per
Share            (.37)         (.32)         (.55)         (.89)         (.65)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------

Results of Operations
-----------------------

     1999 Compared to 1998
     ---------------------

     Revenues for 1999 were $104,205 compared to $301,093 as the Company was able to generate $124,048 from the sale of products, primarily of its controlled release alpha lipoic acid formulation during the reporting period ended June 30, 1998. In addition, the Company had advance royalties from a licensing agreement on AZTEC and other royalties totaling $168,000, during the reporting period ended June 30, 1998. No revenues from such sources were obtained during fiscal 1999. Income for 1999 came from special projects and $85,000 from the settlement of a breach of contract lawsuit and counter suit. Losses for 1999 were $860,175 or $111,278 more than the losses for fiscal 1998. This is accounted for by decreased revenues of $196,948 and reduced costs and expenses of $85,670, during the period ended June 30, 1999. There were no cost of sales during 1999 compared to $53,427 for 1998. Research and development expenses have fallen by nearly 100% to $0 as the Company focused more on sales.

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

Liquidity and Capital Resources
---------------------------------

     At June 30, 1999 the Company had a working capital deficiency of $735,145 compared to negative working capital of $254,923 at June 30, 1998. The principal items contributing to the deficiency is the increase of accrued salaries for officers.

     The Company has no capital commitments other than salaries of the president and two other employees and the payment of rent on its facilities lease. Such commitments may not be satisfied from current revenues. Further, the Company has very limited cash resources to operate the Company at its current level of expense without experiencing liquidity problems.

On or about March 22, 2000, the Company arranged a credit facility with PRP, Inc. to borrow up to $1,000,000. All advances under this arrangement are secured by all of the Company's assets, including its technology, patents, trademarks and proprietary information and all updates, modifications, continuations and improvements thereto. The Company may request advances under this line of credit from time to time as long as it is in compliance with the "Conditions of Lending" under the Master Loan Agreement.
Generally, PRP. Inc. will make advances pursuant to the "Conditions of Lending" as long as the Company is complying with the material terms of the financial condition. Without the line, the Company may have been unable to continue to operate for any significant period. The credit facility was also negotiated to provide payment of accrued manaement compensation. At June
30, 2000 approximately $280,000 had been drawn on the credit facility to pay for operations and the accrued management compensation. The unpaid amount of such accrued compensationapproximated $629,000 at June 30, 2000. Therefore, approximately $91,000 is available for uses other that accrued management compensation, subject to conditions of the loan agreement. Considering other commitments suvh as rent, aged payables, etc., there is no assurance that the funds will be available to support on-going operations or research and development.

Industry Trends
----------------

     There is substantial competition with respect to delayed release drug delivery products from major, highly recognized, maufacturers with large advertising budgets. In addition, major drug manufacturers currently market recognized perscription formulations for Verapamil, Naproxen, Indomethicin and AZT.



Future Business Strategy and Subsequent Events
----------------------------------------------

     Beginning at the last quarter of fiscal year 1999 and into the first half of fiscal year 2000, the company reasserted its research and development focus into the its core strength of nanosphere technology- enabled delivery of drug products. The key emphasis is on drug candidates that are otherwise not bioavailable when given orally. Early candidates that are currently in R & D include heparin, insulin, vancomycin, gentamycin, doxirubicin, 5-fluorouracil, paclitaxel and growth hormone. At the present time, in vitro testing is being done with several of these drugs, just as more candidates are being added to the list of possible uses of the Company's nanosphere technology for oral drug delivery. Although there is some competition in the use of nanosphere technology, Verex feels its has unique and patentable technology that should enable it to create effective entrapment and loading of these drug moieties, all of which are currently administered by injection.


Forward-Looking Statements
----------------------------

     Included under this Item 7 are "forward-looking statements" within the meaning of Section 27 of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it an give no assurance that such expectations will prove to be correct since he Company is not able to accurately predict if it will obtain adequate funding to continue in business or license or market its products. Important actors affecting its ability to do so include the extreme competitiveness of he industry, the cost involved to market new drug and nutritional products, he very limited resources of the Company and the regulatory environment in which the Company operates.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     Attached hereto are financial statements responsive to this Item.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ----------------------------------------------------

     On June 23, 2000, Verex Laboratories, Inc. ("Registrant") dismissed Ehrhardt Keefe Steiner & Hottman P.C. ("EKS&H") as Registrant's independent principal accountant and engaged the services of Balukoff Lindstrom & Co., P.A. ("BL&Co."). EKS&H's report on the financial statements of the Registrant for the year ended June 30, 1997 stated in its report that the statements were prepared assuming that the Registrant will continue as a going concern and the report contained the firm's opinion that the Registrant's recurring operating losses and net capital deficiency raise substantial doubt about its ability to continue as a going concern. No audit was completed for the year ended June 30, 1999.

The decision to dismiss EKS&H and engage BL&Co. was approved by unanimous written consent of the Board of Directors of the Registrant on June 21, 2000.

There have been no disagreements between EKS&H and Registrant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The term "disagreement" is utilized in accordance with Item 304 of Regulation S-K.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
          --------------------------------

     The By-laws of the Company provide that the affairs of the Company shall be managed by its Board of Directors consisting of at least three persons. There is a family relationship between certain of the directors. During the reporting period the following Directors and Executive Officers were in office.

Name                         Age         Occupation

James M. Dunn M.D.           62          President of the Company (1980 -
                                         March 2000); Director of the
                                         Company (1980 - Present);
                                         Treasurer of the Company (1980 -
                                         March 2000); Chairman of the
                                         Board of Directors and Chief
                                         Executive Officer of the Company
                                         (1982 - March of 2000); Assistant
                                         Professor, School of Medicine,
                                         Louisiana State University (1979 -
                                         1980); Vice President-Medical
                                         Affairs, Boots Pharmaceutical,
                                         Inc. (1979-1980); Director of
                                         Clinical Pharmacology and
                                         Research, Wallace Laboratories
                                         (1976-1979)
-------------------------------------------------------------------------

Carolyn K. Dunn <FN1>        55          Directorr of the Company (May 1988-
                                         March 2000); Operating Room Nurse,
                                         Fairfield Community Hospital,
                                         Fairfield, CA (1967-1975); Board
                                         of Directors, Macarter Theater,
                                         Princeton University (1976-1979);
                                         President of numerous civic and
                                         charitable organizations, Denver
                                         Metropolitan Area, a Principal in
                                         starting "The Gathering Place", a
                                         temporary residence for abused and
                                         abandoned women and mothers; life
                                         member, Denver Ballet; wife of Dr.
                                         James Dunn.
-----------------------------------------------------------------------------


James B Petre                 46         Director of the Company (January
                                         1993 - Present); Independent
                                         business consultant and advisor
                                         (1989 - Present);
                                         Senior Vice President and Director
                                         of Previews, Inc. Denver,
                                         Colorado; a worldwide real estate
                                         marketing firm (1984-1989); Member
                                         of the Drug Information
                                         Association.
-----------------------------------------------------------------------------

Mark Banister                 35         Private Investor (1991-Present);
                                         United States Equities Trader with
                                         Morgan Stanley International,
                                         London, England (1987-1991);
                                         Senior Dealer, United States
                                         Equities for County Securities
                                         Ltd.

(FN1>  Dr. James M. Dunn and Carolyn Dunn are husband and wife.

     The Board of Directors does not have Audit, Compensation or Nominating Committees. During the period from July 1, 1998 to June 30, 1999, the Board of Directors met two times, and all directors attended the meetings, either in person or by telephone.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The following tabular information includes all plan and non-plan compensation paid to the Company's President and to all other executive officers whose total annual salary and bonus is $100,000 or more.

                                Summary Compensation
                Annual Compensation                 Long-Term Compensation
         ----------------------------------  -----------------------------------
                                                 Awards             Payouts
                                            ------------------   --------------
                                     Other                              All
                                     Annual    Restricted               Other
Name and                             Compen-   Stock            LTIP   Compen-
Principal         Salary     Bonus   sation   Award(s) Options/ Payouts sation
Position     Year   ($)       ($)     ($)        ($)    SARs(#)  ($)     ($)
----------     ----  ------    -----   -------   -------- ----- ------- -------
James M.       1999  125,000     -0-    9,063       -0-     -0-     -0-    -0-

Dunn, M.D.     1998  125,000     -0-   12,621       -0-     -0-     -0-    -0-
(President     1997  143,150<FN3>-0-   23,622<FN2>  -0-     -0-     -0-    -0-
and Chairman                                 <FN3>
of the Board)

--------------------------

<FN1>  Dr. Dunn was actually paid $0, $0 and $31,251 as salary for the years ended June 30, 1999, 1998 and 1997, respectively. The annual salaries set forth above are pursuant to Dr. Dunn's employment contract discussed below.

<FN2>  Dr. Dunn actually received $9,063 in fiscal 1999, $12,621 in fiscal
1998 and $18,116 in fiscal 1997, in other forms of compensation comprised of premiums paid on life insurance and automobile lease and maintenance expense. He earned $5,506, $5,506, and $5,506 in vacation allowance for fiscal 1999, 1998 and 1997, respectively and $0, $0, and $3,000, respectively in product minimum royalties for each fiscal year: 1997, 1996 and 1995, all of which was deferred along with accumulated amounts through January
1, 2000. At June 30, 1999, the Company owed Dr. Dunn $1,731,000 in salary and vacation pay. Accumulated vacation allowance is included in the deferred accumulated salary amount set forth in Note (1) above. Further, Dr.
Dunn was granted seven year options for 600,000 shares of stock at $.82 per share on September 8, 1998. This amount of stock represents 62.3% of the total options outstanding.

<FN3>  Excludes amounts accrued and forgiven by Dr. Dunn on March 31, 1997.
See Note C5 to the financial statements.



Employment Contract - James M. Dunn, M.D.
------------------------------------------

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT
          -----------------------------------------------

     Based on certain reports filed with the Securities and Exchange Commission, the table on the following page reflects certain information as of September 20, 1997 as to beneficial holders of more than 5% of the outstanding shares of Common Stock of the Company and as to Common Stock beneficially owned by all executive officers and directors of the Company as a group:


                         Amount and Nature      Percent of Shares
     Name of               of Beneficial         of Common Stock
Beneficial Owner           Ownership <FN1>          Outstanding
- ----------------         -----------------      -----------------

James M. Dunn, M.D.           320,560                 13.7%

Jerry R. Dunn                  50,650                  2.2%

Birklea Ltd.<FN2> <FN3>       765,106                 32.9%

James Petre                     -0-                      0%

Mark Banister<FN3>              -0-                      0%

Officers and Directors
as a Group (4 persons)      1,136,316<FN4>            48.8%
-----------------------

<FN1>  This table is based on 2,327,359 shares outstanding and does not include presently exercisable options to purchase shares of the Company's Common Stock held by each of the foregoing. See "Certain Relationships and Related Transactions" below for details. Beneficial ownership by any person includes direct or indirect voting power and investment power with respect to such shares of common stock of the Company.

<FN2>  The Company is informed that the owner of all the voting and investment power of Birklea, Ltd. is Peter Josse, c/o Birklea, Ltd., P.O. Box 303, St. Helier, Jersey, Channel Islands, U.K..

<FN3>   Mr. Banister holds a power of authority to vote the shares held by
Birklea, Ltd.

<FN4>)  Includes shares held by Birklea, Ltd.


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

     Jerry R. Dunn, a former non-salaried officer of the Company, from time to time provides legal services to the Company. For the years ended June 30, 1999, 1998 and 1997, the Company paid a total of $0, $0 and $12,500 in fees for legal services to Jerry R. Dunn. Management believes the terms on which these services are performed and charged are as fair to the Company as could be obtained from an independent lawyer.



PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K
          -------------------------------------------------------

(a)   (1)   The following consolidated financial statements are included in Part II, Item 8 of this Report:

            Report of Independent Certified Public Accountants

            Balance Sheets at June 30, 1999 and 1998

            For the years ended June 30, 1999, 1998 and 1997:

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

(b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                             SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                        VEREX LABORATORIES, INC.
(Date)                              OctoberSeptember 208, 2000
By:(Signature)                      /s/ James M. Dunn, M.D
(Name and Title)                    James M. Dunn, M.D., President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


(Registrant)                        VEREX LABORATORIES, INC.
(Date)                              October 20, 2000
By:(Signature)                      /s/ James M. Dunn, M.D.
(Name and Title)                    James M. Dunn, M.D., Chief
                                    Executive Officer, Chief Financial
                                    Officer and Director


(Date)                              October 20, 2000
By:(Signature)                      /s/ Carolyn K. Dunn
(Name and Title)                    Carolyn K. Dunn, Director


(Date)                              October 20, 2000
By:(Signature)                      /s/ James B. Petre
(Name)                              James B. Petre, Director


(Date)                               October 20, 2000
By:(Signature)
(Name and title)                     Mark Banister, Director

                 VEREX LABORATORIES, INC. AND SUBSIDIARY





                        Table of Contents


Financial Statements

     Consolidated Balance Sheets - June 30, 19998 and 19987      F - 2

     Consolidated Statements of Operations
     For the Years Ended June 30, 19998, 19987 and 19976
     and Cumulative from September 29, 1980 (inception)
     to June 30, 19998                                           F - 3

     Consolidated Statements of Stockholders' Deficit
     For the Years Ended June 30, 19998, 19987 and 19976
     and Cumulative from September 29, 1980 (inception)
     to June 30, 19998                                           F - 4

     Consolidated Statements of Cash Flows
     For the Years Ended June 30, 19998, 19987 and 19976
     and Cumulative from September 29, 1980 (inception)
     to June 30, 19998                                           F - 5

     Notes to Consolidated Financial Statements                  F - 6

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Verex Laboratories, Inc. and Subsidiary
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Verex Laboratories, Inc. and Subsidiary as of June 30, 1998 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verex Laboratories, Inc. and Subsidiary at June 30, 1998, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Verex Laboratories, Inc. and Subsidiary will continue as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are described in Note I. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                  /S/ Ehrhard Keefe Steiner & Hottman PC

                                  Ehrhardt Keefe Steiner & Hottman PC

September 17, 1998
Denver, Colorado

                    INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors
Verex Laboratories, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Verex Laboratories, Inc. and Subsidiary as of June 30, 1999, and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with generally accepted auditingstandards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verex Laboratories, Inc. and Subsidiary as of June 30, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




Balukoff Lindstrom & Co.
Boise, Idaho
July 28, 2000

                     VEREX LABORATOIES, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEET
                           June 30, 1999 and 1998

                                                     1999         1998
                                                  ---------     --------
Currant assets
   Cash                                       $    31,371       $    4,428
   Prepaid expense                                  7,659            8,243
                                                 --------        ---------
                     Total current assets          39,030           12,671

Property and equipment, at cost
   Furniture and equipment                        494,548          494,028
   Leasehold improvements                           1,317            1,317
                                                 --------        ---------
                                                  495,865          495,345
Less accumulated depreciation and amortization   (488,730)        (479,107)
                                                 ---------       ----------
                                                    7,135           16,238

Other assets
   Patents and trademarks, net of accumulated
    amortization of $259,163 and $277,655          134,307          141,605
                                                 ---------        ---------
                                                 $ 180,472        $ 170,514
                                                 =========        =========

Current liabilities
    Accounts payable                             $ 255,117        $ 218,662
    Accrued expenses                                14,660              -
    Accrued salary and benefits                    493,200              -
    Accrued royalties                               32,500           32,500
    Notes payable - related parties                 24,938           16,313
                                                 ---------        ---------
                     Total current liabilities     820,415          267,475

Long-term debt
  Accrued salary and benifits payable,
    net of current portion                       1,238,153          933,970

Shareholders' deficit
  Common stock, no par value,
    100,000,000 shares authorized
    2,327,359  shares issued and outstanding     2,304,422        2,304,422
  Additional paid-in capital                    10,391,364       10,332,114
  Retained earnings (deficit)                  (14,573,882)     (13,667,467)
                                               ------------     ------------
                                               $   180,472      $   170,514
                                               ------------     ------------


               VEREX LABORATORIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS
               Years Ended June 30, 1999, 1998 and 1997


                                             1999         1998        1997
                                         -----------   ----------  ---------
Revenues
  Sales                                 $      -      $  124,048  $      -
  Licensing                                    -         168,000         -
  Special projects                           19,200         -            -
  Other income                               85,000        9,098       14,319
  Interest income                                 5            7          391
                                        -----------    ---------  -----------
                    Total Revenues          104,205      301,153       14,710

Sales
  Cost of sales                                -          53,427          -
  Selling, general and administrative
   expenses                               1,010,620      933,573      869,124
  Reasearch and developement                   -          43,870       81,586
  Operating                                    -           5,764        4,931
  Marketing                                    -          13,416        7,230
  Write down of patened drug products          -            -         189,000
  Interest expense                             -            -         139,617
                                         ----------   ----------   ----------
                    Total expenses        1,010,620    1,050,050    1,291,488
                                         ----------   ----------   ----------

Loss before income taxes                   (906,415)    (748,897)  (1,276,778)

Income taxes                                    -            -           -
                                         ----------   ----------- ------------
                           Net loass     $ (906,415)  $ (748,897) $(1,276,778)
                                         ===========  =========== ============
                                         $    (0.37)  $    (0.32) $     (0.55)








                        VEREX LABORATORIES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                Years Ended June 30, 1999, 1998 and 1997


                                        Additional
                             Common      Paid-in      Retained
                              Stock      Capital      Deficit         Total
                           ----------  ----------- -------------  ------------
Balance at July 1, 1996    $2,285,331  $5,495,017  $(11,641,792)  $(3,861,444)

 Stock insurance               19,091      45,909          -           65,000

 Stockholders contribution       -      4,791,188          -        4,791,188

 Net loss                        -           -       (1,276,778)   (1,276,778)
                           ----------  ----------  -------------  ------------
Balance at June 30, 1997    2,304,422  10,332,114   (12,918,570)     (282,034)

 Net loss                        -           -         (748,897)     (748,897)
                           ----------  ----------  -------------  ------------
Balance at June 30, 1998    2,304,422  10,332,114   (13,667,467)   (1,030,931)

 Capital proceeds                -         59,250          -           59,250

 Net loss                        -           -          (906,415)    (906,415)
                           ---------- -----------  -------------- ------------
Balance at June 30, 1999   $2,304,422 $10,391,364   $(14,573,882) $(1,878,096)
                           ---------- -----------  -------------- ------------


               VEREX LABORATORIES, INC. AND SUBSIDAIRY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
               Years Ended June 30, 1999, 1998 and 1997




                                          1999          1998          1997
                                       -----------  -----------  -------------
Cash flows from operating activities
  Net loss                            $ (906,415)   $ (748,897)  $ (1,276,778)
  Adjustments to reconcile net loss
    to net cash provided (used) by
    operating activities
    Depreciation                           9,623        14,773         24,092
    Amortization                          23,947        22,819         22,255
    Write down of patented drug prod.       -             -           189,000
    Changes in assets and liabilities
     Patented drug products                 -             -            40,037
     Recievables                            -             -            10,146
      Prepaid expenses                       584           882          7,251
      Accounts payable and other
        accurals                          36,455         1,392        (63,403)
      Accrued expenses                    14,660          -              -
      Accrued salary and benefits
        payable                          806,183       714,654        612,082
      Accrued interest                      -             -           139,714
      Accrued royalties                     -           32,500           -
                                        --------      --------        -------
        Net cash provided (used) by
           operating activities          (14,963)       38,123       (295,604)

Cash flows from investing activities
  Additions to property and equipment       (520)       (4,128)          -
  Issuance of notes receivable           (11,800)         -              -
  Payment of note receivable               3,000          -            35,000
  Additions to patents and trademarks    (16,649)       (7,882)       (17,623)
                                       ----------     ---------      ---------
         Net cash provided (used) by
            investing activities         (25,969)      (12,010)        17,377

Cash flows from financing activities
  Proceeds from paid-in capital           59,250          -              -
  Proceeds from notes payable             11,125         2,100         71,913
  Net proceedsfrom issuance of common
    stock                                   -             -            65,000
  Payments on notes payable               (2,500)      (37,700)          -
                                       ----------     ---------       -------
          Net cash provided (used) by
             financing activities         67,875       (35,600)       136,913
                                       ---------      ---------      ---------
     Net increase (decrease) in cash      26,943        (9,487)      (141,314)
Cash at beginning of year                  4,428        13,915        155,229
                                       ---------      ---------      ---------
                 Cash at end of year   $  31,371      $  4,428       $ 13,915
                                       =========      ========       ========
Supplemental disclosure of noncash
  financing activities

Accrued salaries and benefits
  contributed to paid capital          $    -         $   -        $4,791,188


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Activities
----------------------
Verex Laboratories, Inc. (the "Company") was incorporated in Colorado on September 29, 1980 and began developmental activities in July 1981. The Company is primarily engaged in the business of developing and marketing non-prescription and prescription drug products utilizing constant release rate drug delivery systems. Bear Laboratories, Inc., a wholly-owned subsidiary of the Company, was incorporated and began operations in April 1991. Bear Laboratories, Inc. was formed to market one of the Company's products through a national advertising campaign.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of its wholly-owned subsidiary Bear Laboratories, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts of financial instruments including cash and cash equivalents, accounts payable, notes payable and accrued expenses approximated fair value as of June 30, 1999 and 1998 because of the relatively short maturity of these instruments.

Property and Equipment
----------------------
Property and equipment are recorded at cost and depreciated over the estimated useful lives (three to seven years) of the asset using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the remaining term of the office lease.

Patents
-------
Patents are stated at cost and are amortized on a straight-line basis over its estimated useful life of a period of ten years.

License Income
--------------
The Company has entered into licensing agreements with several pharmaceutical companies to manufacture and exclusively market two of the Company's patented drug products, a constant release rate formulation of Verapamil and Aztec products, in an established geographic area. The agreements generally require an initial non-refundable licensing fee to be paid to the Company and future royalty payments based on product sales. The non-refundable licensing income is recognized when received and royalty payments when earned.

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

Use of Estimates
----------------
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company used significant estimates in the accompanying financial statements related to determining estimated life of the patents. Actual results could differ from those estimates.

NOTE B - NOTES PAYABLE AND LONG-TERM DEBT


                                                       1999           1998

  Notes payable to the president of the Company;
  non interest bearing and maturing June 2000.
  The notes are not collateralized.               $    24,938    $    16,313

  Less current portion                                (24,938)       (16,313)
                                                 -------------  ------------
                                                  $     --       $      --
                                                 =============  ============

NOTE C - STOCKHOLDER CONTRIBUTIONS

In March, 1997 the Company entered into an agreement with the Company's president and another Stockholder whereby the two stockholders forgave the Company's indebtedness of $2,605,204 and $2,185,984, respectively. The total debt forgiven of $4,791,188, included $1,687,000 of notes payable to a stockholder, $498,984 of accrued interest on the note and $2,605,204 of accrued salary and benefits to the president. As consideration for the debt forgiveness, the Company agreed to assign each individual the right to receive 25% of all licensing fees, royalties and all other sources of income from the Company's Aztec formulation and 5% of the income derived from other specified formulations up to the respective indebtedness from the Company which was forgiven. In addition, the Company has agreed to assign the patent for the Aztec formulation to the Stockholder in the event that the Company is unsuccessful in securing any licensing or royalty agreements prior to December 1998. The Stockholder would then be responsible for marketing the rights and would distribute all earnings in accordance with the terms of the original agreement. The total amount of debt forgiven is reflected as additional paid-in-capital for the year ended June 30, 1997 in the accompanying consolidated financial statements. During the year ended June 30, 1998, $32,500 was accrued as royalty expense related to this agreement.

NOTE D - COMMON STOCK

Stock Purchase Agreement
------------------------
On January 6, 1993, the Company entered into a Stock Purchase Agreement ("Agreement") with Birklea, Ltd., whereby the Company sold 660,000 shares of its restricted common stock to Birklea, Ltd. for $550,000. The newly issued shares represented 37% of the Company's outstanding common stock after issuance thereof. Subsequent purchases of common stock have increased Birklea, Ltd.'s holdings to 771,106 shares, which represents approximately 33% of the outstanding shares of Common Stock of the Company as of June 30, 1999 and 1998.

Net Loss Per Common Share
-------------------------
Net loss per common share for the years ended June 30, l999, 1998, and 1997 has been computed on the basis of the weighted average number of common shares outstanding of 2,327,359, 2,327,359, and 2,323,956, respectively.

Stock Options
-------------
The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" for options granted to employees. Accordingly, no compensation cost has been recognized for the stock option plans.

Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the amount would have been immaterial to the financial statements.

The following is a summary of options at June 30, 1999, 1998 and 1997:

                                                                  Weighted
                                                                  Average
                                              Exercise            Exercise
                                             Price Per           Price Per
                               Options         Share               Share
                              ---------   --------------         ---------
     Balance June 30, 1996     12,000     $ 6.80 - 7.00          $    6.91
          Granted              17,000              2.50               2.50
          Exercised           (12,000)      5.80 - 7.00               6.91
                              --------    -------------          ---------
     Balance June 30, 1997     17,000              2.50               2.50
          Granted              50,000               .75               1.19
                              -------     -------------          ---------
     Balance June 30, 1998     67,000        .75 - 2.50               1.19
          Granted             913,500        .82 - 1.15                .82
                              -------     -------------          ---------
     Balance June 30, 1999    980,500     $  .75 - 2.50          $     .85
                              =======     =============          =========


NOTE E - INCOME TAXES

The Company has long-term deferred tax assets as a result of its net operating losses and deferred salary (assuming a tax rate of 38%) that is fully impaired due to uncertainty as to their utilization. Accordingly, there is no net deferred tax asset reflected in the accompanying consolidated financial statements.

                                                   June 30,
                                            1999             1998
                                        ------------     ------------
     Long-term deferred tax assets
          Operating losses              $  3,911,455     $  3,756,606
          Deferred salary                    533,573          365,074
                                        ------------     ------------
     Total long-term deferred assets       4,445,028        4,121,680
     Valuation allowance                  (4,445,028)      (4,121,680)
                                        -------------    -------------
          Net deferred tax              $      --        $      --
                                        =============    =============

At June 30, 1999, the Company has approximately $10,300,000 of net operating loss carryforwards for income tax purposes that expire between June 30, 2000 and June 30, 2014.

NOTE F - RELATED PARTY TRANSACTIONS

Employment and Royalty Agreements
---------------------------------

On November 30, 1993, the Company entered into a new 8-year employment contract with its President. The contract may be extended by the President. Under the terms of the contract, the President receives an annual base salary of $338,000 and an annual cost of living adjustment plus 8%.

The contract also provides for certain insurance and employee benefits and entitles the President to participate in retirement and management incentive plans that the Company is required to establish. Such plans have not yet been established. As of June 30, 1999 and 1998, the Company owes approximately $1,751,000 and $934,000, respectively, of vacation pay and salary to its President under terms of the employment contract. The President has extended the due date to January 1, 2000.

In addition, the President receives certain royalties on the net sales from the Company's products, and minimum annual royalties of $10,000 per product through November 30, 1993 and $1,000 thereafter. Such royalties amounted to $3,000 for the years ended June 30, l999, 1998 and l997. The amount owed to the President for such royalties was approximately $0 and $3,000 at June 30, 1999 and 1998, respectively. In return for this compensation, the President is obligated to assign all title and ownership of his inventions, formulations and products to the Company.

As discussed more fully in Note C, the president forgave the Company's indebtedness of $2,605,204 for accrued salary, vacation and royalties as of March 31, 1997 and treated the forgiven debt as a contribution to capital.

In the event that the Company terminates the President's employment prior to expiration of the contract, the Company is obligated to provide the President the specified annual salary for the remaining term of the agreement, and pay certain insurance benefits for a period of three years. The President would continue to be entitled to royalties on net sales of the Company's products.

Legal Fees
----------
Legal fees were incurred by the Company for legal services provided by a former officer of the Company. Such fees were $0, $0, and $12,500 for 1999, l998 and 1997, respectively.


NOTE G - LEASES AND COMMITMENTS

Office
------
Currently, the Company occupies space under a lease agreement requiring monthly payments of $6,826. The lease commitment expires March 31, 2000. The Company sub-lets a portion of its office space to the officer described in Note F (under legal fees) for $3,132 per month. The Company sub-lets to an unrelated third party for $1,000 per month.

Rent expense, net of sublease income was $44,294, $35,873, and $37,471 for the years ended June 30, 1999, 1998 and 1997, respectively.

Vehicle
-------
The Company has two operating leases for Company vehicles. The leases require monthly lease payments of $530 and $582 and expire January 1999 and 2000, respectively. Lease expense was $10,694, $12,588, and $12,369 for the years ended June 30, 1999, 1998 and 1997, respectively.

The minimum annual lease payments through expiration of office and vehicle leased are as follows:

              2000               $    78,303
              2001                    53,913
              2002                    41,346
                                 -----------
                                 $   173,562
                                 ===========


NOTE H - COMMITMENTS

The Company has commitments to issue approximately 130,000 shares of common stock in exchange for cash and forgiveness of accounts payable of approximately $70,000.

NOTE I - SUBSEQUENT EVENTS

On March 31, 2000 PR Pharmaceuticals, Inc. purchased approximately 53% of the outstanding stock from the majority stockholders. As part of the purchase agreement the employment agreement, royalty agreement and option agreement between the Company and its president and other company employees were cancelled.