Form 10-K
period 2000-06-30
VEREX LABORATORIES INC/CO
filed 2001-03-19
CIK 716861

                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-K

                           ANNUAL REPORT
                PURSUANT TO SECTION 13 or 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended June 30, 2000 or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.   Yes _______   No ___X___

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2000 was approximately $392,737.

     The number of shares outstanding of the Registrant's no par value common stock as of June 30, 2000, was 2,327,359 shares.


                              PART I

ITEM 1.  BUSINESS
         --------
Background
------------

The Company was organized under the laws of the State of Colorado on September 29, 1980. The objective of the Company is to acquire, develop and market pharmaceutical and health care products. The Company obtains formulas and patents when available, selects trademarks, designs product packages and promotes and markets, through licensing agreements, pharmaceutical and health care products. During fiscal 1998 the Company had one subsidiary, Bear Laboratories, Inc., incorporated in April 1991 for the purpose of exploiting VERIN, a drug formulation developed by the Company. Bear Laboratories, Inc., was disbanded on or about December 1999.

     On or about March 31, 2000, PR Pharmaceuticals, Inc. ("PRP") , a privately held pharmaceuticals company in drug delivery systems, acquired 52,95% of the outstanding common stock of the company from certain of the shareholders and directors of the Company. The selling shareholders received one shre of PRP common stock for each 15 shares' of Verex common stock. In the purchase agreement, PRP agreed to make a tender offer to purchase the remaining shares of outstanding Verex common stock on a similar exchange basis or, at PRP's option for a cash purchase price. This agreement was based on the condition that audited financials of the Company would be issued on or before November 30, 2000, which condition was not met. The Company has received no notice of PRP's intention with respect to the tender offer.

Credit Facility
---------------

On March 20, 2000 the Company obtained a $1 million cedit facility with PRP, Inc. Without the line, the Company may have been unable th continue to operate for any significant period. The Credit facility was also negotiated to provide payment of the accrued management compensation. At June 30, 2000 approximately $280,000 had been drawn on the credit facility to pay for operations and the accrued management compensation.

The unpaid amount of such accrued compensation approximated $629,000 at at June 30, 2000. Therefore, approximately $91,000 is available for uses other than accrued management compensation, subject to conditions of the loan agreement, which matures March 21, 2001. Considering other commitments such as rent, aged payables, etc., there is no assurance that funds will be available to support on-going operations or research and development. See \ Managements Discussion - Liquidity & Capital Resources, below.

Assignment of Certain Future Revenues - Birklea, Ltd.
-------------------------------------------------------

     Effective November 30, 1993, the Company entered into a Credit Agreement with Birklea, Ltd., a major shareholder of the Company, whereby Birklea, Ltd. agreed to use its best efforts to provide up to $10,000,000 in financing to the Company. The note was secured by the Company's right, title and interest in patent applications, patents, tradenames, know-how and trade secrets relating to existing and future drug formulations relating to the drug commonly known as AZT. In March 1997, the balance (principal and interest) on this note was $2,185,984, when the Company and Birklea agreed that the debt was forgiven in consideration for the assignment of 25% of all future sources of revenue from the Company's AZTEC formulation, and 5% of all future revenues from other specified Company drug formulations up to $4,650,000 and $2,325,000 respectively. In addition, the Company agreed to assign to Birklea, Ltd. the AZTEC formulation in the event it has not licensed it prior to December 31, 1998. This assignment was not effectuated and on or about, January 27, 2000, the Company amended this royalty agreement with Birklea, Ltd., to change the AZTEC royalty to equal 7.5% of license royalty or on gross profit received by the Company on sales or licensing from the Aztec product only and to change all other future royalties to equal 3% of license royalty or on gross profit received by the Company on other specified drug formulations. The Company further modifiedthe aggregate royalty payment to equal $2,325,000 for all products including AZTEC formulations.

Assignment of Certain Future Revenues - Dr. James M. Dunn
-----------------------------------------------------------

     In March, 1997 the Company's president forfeited his right to receive $2,605,204 in accrued salary and other benefits in consideration for the Company's assignment to him of 25% of all future sources of revenue from its AZTEC formulation and 5% of the income derived from other specified Company drug formulations up to $2,605,204. The Company amended this royalty agreement with Dr. Dunn and changed the AZTEC royalty to equal 7.5% of license royalty or on gross profit received by the Company on sales or licensing from the Aztec product only and to change all other future royalties to equal 3% of license royalty or on gross profit received by the Company on other specified drug formulations. The Company further modified the aggregate royalty payment to equal $2,517,339 for all products including AZTEC formulations.

Licensing Activities
----------------------

     The Company has licensing agreements with several foreign-based pharmaceutical companies covering the Company's patented constant-release rate formulation of AZTEC, VEREXAMIL, as well as its proprietary once daily delivery system for diltiazem, drugs used in the treatment of heart disease and hypertension. These agreements provide the licensee the exclusive right to market the formulations in a certain geographical area for a specified period of time subject to the licensee maintaining high quality of material and workmanship for the product and require an initial licensing fee payable to the Company and a royalty to the Company based on product sales or other arrangements. There is no assurance that these agreements will produce any significant revenue in the future.


The Company has not licensed its technology relating to other sustained release prescription drugs. Most licenses generally provide for the Licensee to obtain registration for the products.

The following table summarizes licensing agreements in existence at June 30, 2000:


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

Trima Pharmaceutical          Israel                        Verapamil,
(1993)                                                      Diltiazem

Trimel Life Sciences          Canada and                    Nifedipine,
(Formerly Galen               United States                 Naproxen,
 Pharma, Inc.)                                              Indomethacin
(1988)

Trimel Pharmaceutical         Israel                        Verapamil,
(1992)                                                      Diltiazem

Productos BiotyLDA            Portugal                      Verapamil
(1988)

ECR Pharmaceuticals             USA                         Conquer
(2000) (This license was subsequently terminated in December 2000.)

     Royalties on the foregoing licensing agreements range from 5% to 7.5% of invoice sales and there are no minimum sales requirements pursuant to the agreements. The Company is not entitled to any royalties under the agreement with Sanofi. The company has been notified that Laevosan does not intend to sell Verapamil in Austria, and the Company intends to determine if other distributors may be interested in selling this product. The Company received $ 0 and $0 revenues from licensing fees and royalties during the fiscal years ending June 30, 1999 and 2000, respectively. The Company does not foresee receiving any significant income from those licensing agreements.

     The Company intends to continue to pursue licensing arrangements through the services of PR Pharmaceuticals with respect to marketing and/or developing certain selected drug formulations and compounds.


AZT Formulation
------------------

     The Company has developed a unique controlled release rate formulation of zidovudine (AZT), the primary drug used in the treatment of persons diagnosed as having Acquired Immunodeficiency Syndrome (AIDS) or being HIV positive. The trademark name AZTEC has been registered with the United
States Patent and Trademark Offices and a patent covering this formulation of AZT was issued in the United States on Oct. 28, 1997. However, the use of the compound AZT for the treatment of HIV is protected by patents held by Glaxo Wellcome plc, which do not expire in the U.S. until 2005. The Company's formulation has been the subject of a clinical study at the University of Colorado Health Science Center which concluded that the AZTEC formulation had fewer adverse side effects, produces longer duration blood level curves, and higher intercellular phosphorylated AZT levels than the currently used AZT drug (Retrovir). Further, AZTEC is administered twice daily. During the fiscal years ended June 30, 1995, 1996, 1997 and 1998 clinical trials of AZTEC were conducted at 15 sites in the United States at a cost of approximately $2,400,000. Clinical work and product registration activities were halted by the Company because of lack of resources. Management is currently assessing possible options with respect to continuing with this technology.


Future drug delivery system
------------------------------

      The Company has been in early stage development of a sustained drug delivery system that has the potential for oral administration of drugs of macromolecule size, particularly proteins, polypeptides and polysaccharides, which have low or no bioavailability when given orally. Subsequent to the filing date of this document, a patent application has been filed with respect to this technology. PR Pharmaceuticals, Inc. and Verex have agreed that PR Pharmaceuticals, Inc. will pay for certain intellectual property and research costs of this technology, and that the two companies will share equitably in any proceeds from the development of this technology.

Veraderm
-----------

This is a wound dressing, made from a proprietary formulation of polymers that, when applied superficially to an open wound, can enhance healing while diminishing the chances of infection. Early testing has shown that it might be beneficial in the treatment of decubitus ulcers. A trademark has been received. Licensing opportunities are currently being explored, along with the associated regulatory requirements and costs.


Psorex
---------

     The Company has discovered a treatment for alleviating the symptoms of psoriasis, which it believes is safe and effective with no side effects. Psoriasis is a chronic inflammatory skin disease, characterized by skin scaling and ulcerations, which affects about 2% of the population.
The formulation is a tablet, Psorex, which contains safe ingredients. Further development and/or licensing opportunities are currently being explored, along with the associated regulatory requirements and costs.


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


Patents and Trademarks
------------------------

     The Company has developed proprietary technologies which relate to the development of its drug formulations and business. These technologies relate primarily to the constant release characteristics of such formulations. The Company holds several patents.

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

Employees
-----------

     The Company has one full-time employee, who is also a director of the Company.


ITEM 2.  PROPERTIES
         ----------

     The Company leases office and research facilities at 14 Inverness Drive East, Building D, Suite 100, Englewood, Colorado, consisting of 6,486 square feet of space at $4,459 per month pursuant to a lease through March 31, 2002. The Company sublets a portion of the premises at $2,106 per month to another unaffiliated company.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     No legal proceedings are pending.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

    There were no following matters were submitted to the Company's shareholders for a vote during the Company's fiscal fourth quarter:




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


-----------------------------------------------------------------------
                                                High             Low
-----------------------------------------------------------------------
Fourth Qtr. (Ended June 30, 2000)             $.56               $.35
Third Qtr.  (Ended March 31, 2000)            $.56               $.42
Second Qtr. (Ended December 31,1999)          $.66               $.35
First Qtr.  (Ended September 30,1999)         $.44               $.35
Fourth Qtr. (Ended June 30, 1999)             $.50               $.35
Third Qtr.  (Ended March 31, 1999)            $.63               $.19
Second Qtr. (Ended December 31, 1998)        $1.38               $.41
First Qtr.  (Ended September 30, 1998)       $1.31               $.72
Fourth Qtr. (Ended June 30, 1998)            $1.43               $.68
Third Qtr.  (Ended March 31, 1998)           $1.00               $.70
Second Qtr. (Ended December 31, 1997)        $2.00               $.75
First Qtr.  (Ended September 30, 1997)       $1.17               $.77
Fourth Qtr. (Ended June 30, 1997)            $1.25              $0.75
Third Qtr.  (Ended March 31, 1997)           $2.00              $0.87
Second Qtr. (Ended December 31, 1996)        $2.37              $1.44
First Qtr.  (Ended September 30, 1996)       $2.50              $2.25
-----------------------------------------------------------------------

     The foregoing quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     As of June 30, 2000, the Company had approximately 1,236 holders of record of its common stock and the closing bid price on its common stock was $.40 per share.

     The Company has not paid any dividends since its inception and presently anticipates that all earnings will be retained for development of the Company's business.



ITEM 6.  SELECTED FINANCIAL DATA
         ------------------------

     Following is a summary of selected financial data. See the financial statements included herein for more complete information.


                     Year Ended    Year Ended    Year Ended    Year Ended
                      6/30/00        6/30/99       6/30/98       6/30/97
                    -----------    -----------   -----------   -----------

Working Capital
(Deficit)           $ (774,685)    $ (781,385)   $  (254,923)  $ (348,112)

Total
Assets                 197,162        199,772        170,514      206,464

Total
Liabilities          1,260,635      2,077,868      1,201,564      488,558

Long
Term Debt              407,391      1,238,153        933,970      117,406

Shareholders'
(Deficit)           (1,063,473)    (1,878,096)    (1,031,050)    (282,034)

Revenues                31,550        104,205        301,093       14,710

Net(Loss)             (215,003)      (906,415)      (748,957)  (1,276,778)

Net(Loss)
Per Share                (.09)           (.39)         (. 32)        (.55)



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------

Results of Operations
-----------------------

     2000 Compared to 1999
     ---------------------

Revenues for 2000 were $31,550 compared to $104,205 in 1999. The principal difference in revenue between reporting periods is a non-recurring one time license fee of $85,000 that the Company received in 1999. The net loss for 2000 was $215,003 or $691,412 less than the net loss reported for fiscal 1999. This is principally attributed to the decrease in general and administrative expenses of $ 803,637 during the period ended June 30, 2000. The principal item contributing to reduced expenses was the reduction of executive compensation of approximately $570,000.

     1999 Compared to 1998
     ---------------------

Revenues for 1999 were $104,205 compared to $301,093 as the Company was able to generate $124,048 from the sale of products, primarily of its controlled release alpha lipoic acid formulation. In addition, the Company had advance royalties from a licensing agreement on AZTEC and other royalties totaling $168,000. No revenues from such sources were obtained during fiscal 1999. Losses for 1999 were $906,415 or $157,518 more than the losses for fiscal 1998. This is principally attributed to the decrease revenues of $196,948.



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

Liquidity and Capital Resources
---------------------------------

     At June 30, 2000 the Company had a working capital deficiency of $774,685 compared to negative working capital of $781,385 at June 30, 1999. The principal items contributing to the deficiency is the loss of $906,415 for fiscal 1999.

     The Company has no capital commitments other than the salary of its employee, the payment of deferred salaries to its employee and a former employee, aged accounts payable and the payment of rent on its facilities lease. Such commitments can not be satisfied from current or projected revenues. Further, the Company has very limited cash resources to operate the Company at its current level of expense without experiencing liquidity problems.

On March 31, 2000, PR Pharmaceuticals, Inc. (PRP) purchased approximately 53% of the outstanding stock from the majority stockholders. As part of the purchase agreement the employment agreement, royalty agreement and option agreement between the Company and its president and other company employees were either amended or terminated.

     On or about March 22, 2000, the Company arranged a credit facility with PRP, Inc. to borrow up to $1,000,000 and matures March 21, 2001. All advances under this arrangement are secured by all of the Company's assets, including its technology, patents, trademarks and proprietary information and all updates, modifications, continuations and improvements thereto. The Company may request advances under this line of credit from time to time as long as it is in compliance with the "Conditions of Lending" under the Master Loan Agreement. Generally, PRP. Inc. will make advances pursuant to the "Conditions of Lending" as long as the Company is complying with the material terms of the Master Loan Agreement and there are no material adverse changes in its financial condition. As of June 30, 2000 the Company had drawn $280,000 under this line of credit. Management believes that unused line of credit of $720,000 may not be sufficient to meet minimum liquidity needs for the forseeable future. Since there remains $629,000 of accrued management compensation and aged payables of approximately $200,000 to pay from this loan, the availability from line of credit is not adequate to allow the Company to fund any research or development projects.

Industry Trends
----------------

     There is substantial competition with respect to delayed release drug delivery products from major, highly recognized, maufacturers with large advertising budgets. In addition, major drug manufacturers currently market recognized perscription formulations for Verapamil, Naproxen, Indomethicin and AZT.



Future Business Strategy and Subsequent Events
----------------------------------------------
Management is reviewing the current business liquidity problem and is developing a plan to address these issues.




Forward-Looking Statements
----------------------------

     Included under this Item 7 are "forward-looking statements" within the meaning of Section 27 of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it an give no assurance that such expectations will prove to be correct since he Company is not able to accurately predict if it will obtain adequate funding to continue in business or license or market its products. Important factors affecting its ability to do so include the extreme competitiveness of the industry, the cost involved to market new drug products, the very limited resources of the Company and the regulatory environment in which the Company operates.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     Attached hereto are financial statements responsive to this Item.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ----------------------------------------------------

     On June 23, 2000, Verex Laboratories, Inc. ("Registrant") dismissed Ehrhardt Keefe Steiner & Hottman P.C. ("EKS&H") as RegistrantAEs independent principal accountant and engaged the services of Balukoff Lindstrom & Co., P.A. ("BL&Co."). EKS&H's report on the financial statements of the Registrant for the year ended June 30, 1997 stated in its report that the statements were prepared assuming that the Registrant will continue as a going concern and the report contained the firm's opinion that the Registrant's recurring operating losses and net capital deficiency raise substantial doubt about its ability to continue as a going concern. No audit was completed for the year ended June 30, 1999.

The decision to dismiss EKS&H and engage BL&Co. was approved by unanimous written consent of the Board of Directors of the Registrant on June 21, 2000.

here have been no disagreements between EKS&H and Registrant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The term "disagreement" is utilized in accordance with Item 304 of Regulation S-K.



                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
          --------------------------------

     The By-laws of the Company provide that the affairs of the Company shall be managed by its Board of Directors consisting of at least three persons. The controlling shareholders of the Company elected a new slate of Directors and Executive Officers as indicated below. On April 1, 2000, Carolyn Dunn and Mark Banister resigned from the Board of Directors. These vacancies were filled by Dr. Patrick Bols and Steve Howe. During the reporting period the following Directors and Executive Officers were in office.

Name                         Age             Occupation
James M. Dunn M.D.           63          President of the Company (1980 -
                                         March 2000); Director of the
                                         Company (1980 - Present);
                                         Treasurer of the Company (1980 -
                                         March 2000); Chairman of the
                                         Board of Directors and Chief
                                         Executive Officer of the Company
                                         (1982 - March of 2000); Assistant
                                         Professor, School of Medicine,
                                         Louisiana State University (1979 -
                                         1980); Vice President-Medical
                                         Affairs, Boots Pharmaceutical,
                                         Inc. (1979-1980); Director of
                                         Clinical Pharmacology and
                                         Research, Wallace Laboratories
                                         (1976-1979)



James B. Petre                47         Director of the Company
                                         (January 1993 - Present);
                                         Independent business consultant
                                         and advisor (1989 - Present);
                                         Senior Vice President and
                                         Director of Previews, Inc.
                                         Denver, Colorado; a worldwide
                                         real estate brokerage firm
                                         (1984-1989); Member of the Drug

                                         Information Association. BS in
                                         Business Administration,
                                         University of Denver.

Steve Howe <FN1>              48         Chairman of the Board of
                                         Directors (March 2000 -
                                         Present); Chief Executive
                                         Officer (March 2000 - Present);
                                         Secretary (March 2000-
                                         Present); Chairman of the Board
                                         of Directors and Chief
                                         Executive Officer, PR
                                         Pharmaceuticals Inc.; 43.82%
                                         Shareholder PR Pharmaceuticals
                                         Inc.; BA in Business
                                         Administration - University of
                                         Wyoming.

Patrick Bols, Ph.D.          50          Director (March 2000 -
<FN1>                                    Present); President (March 2000
                                         - Present); Director PR
                                         Pharmaceuticals Inc.; 17.50%
                                         Shareholder PR Pharmaceuticals
                                         Inc.; Director of Worldwide
                                         Business Development - Johnson
                                         & Johnson; Ph.D in
                                         Agricultrual Sciences -
                                         University of Gent, Belgium.

Edward C. Gruben             54          Treasurer (March 2000 -
                                         Present); Managing Parner -
                                         Cambridge Consulting Group LLP;
                                         Managing Partner - Cambridge
                                         Management Associates LLP;
                                         Member of the American
                                         Institute of Certified Public
                                         Accountants and the Colorado
                                         Society of CPA's; BSBA in
                                         Physical Sciences and
                                         Accounting - University of
                                         Colorado.

<FN1> Messers Howe and Bols are major shareholders in PR Pharmaceuticals Inc.
which owns 52.95% of the CompanyAEs issued and outstanding common stock.

     The Board of Directors does not have Audit, Compensation or Nominating Committees. During the period from July 1, 1999 to June 30, 2000, the Board of Directors met two times, and all directors attended the meetings, either in person or by telephone.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The following tabular information includes all plan and non-plan compensation paid to the Company's President and to all other executive officers whose total annual salary and bonus is $100,000 or more.

                                Summary Compensation
                Annual Compensation                 Long-Term Compensation
         ----------------------------------  ----------------------------------
                                                 Awards            Payouts
                                            ----------------   --------------
                                     Other                              All
                                     Annual    Restricted               Other
Name and                             Compen-   Stock            LTIP   Compen-
Principal         Salary     Bonus   sation   Award(s) Options/ Payouts sation
Position     Year   ($)       ($)     ($)        ($)    SARs(#)  ($)    ($)
---------     ----  ------    -----   -------   -------- ----- ------- -------
James M.     2000  125,000    -0-      -0-       -0-     -0-     -0-    -0-
Dunn, M.D.   1999  125,000    -0-    9,063       -0-     -0-     -0-    -0-
(Former      1998  125,000    -0-   12,621       -0-     -0-     -0-    -0-
President and
Chairman of
the Board)

--------------------------

  (1) Dr. Dunn was actually paid $31,250, $0, and $0 as salary for the years ended June 30, 2000, 1999 and 1998, respectively. The annual salaries set forth above are pursuant to Dr. Dunn's employment contract discussed below.

  (2) Dr. Dunn actually received $0 in fiscal 2000, $9,063 in fiscal 1999 and $12,621 in fiscal 1998, in other forms of compensation comprised of premiums paid on life insurance and automobile lease and maintenance expense. He earned $ 5,506, $5,506 and $5,506 in vacation allowance for fiscal 2000, 1999 and 1998, respectively and $0, $0 and $0 respectively in product minimum royalties for each fiscal year: 2000, 1999 and 1998, all of which was deferred along with accumulated amounts through January 1, 2000. At June 30, 1998, the Company owed Dr. Dunn $789,000 in salary and vacation pay. Accumulated vacation allowance is included in the deferred accumulated salary amount set forth in Note (1) above.

  (3) Excludes amounts accrued and forgiven by Dr. Dunn on March 31, 1997. See Note 5 to the financial statements.


Employment Contract - James M. Dunn, M.D.
------------------------------------------

     On November 30, 1993, the Company entered into an employment agreement with its President, James M. Dunn, M.D. whereby Dr. Dunn agreed to serve as President of the Company until he reaches the age of 65 (2003) and agreed to assign to the Company all his right, title and interest in his inventions, discoveries, innovations, concepts and know-how during the period of the Agreement. Dr. Dunn is entitled to receive an annual salary of $338,000, subject to annual adjustments, a $3,000,000 life insurance policy, disability insurance equal to 80% of his gross income, and health insurance. In addition, he is entitled to a 2% royalty on the first $5,000,000 in net sale price of any Verex patented product, a 1% royalty on net sales inexcess of $5,000,000 and a 2% royalty on Verex licensed technology. At March, 1997, a total of $2,605,204 was accrued in compensation pursuant to the agreement, and Dr. Dunn waived his claims thereunder in exchange for 25% in future revenues from AZTEC and 5% in future revenues from certain other Company drug formulations up to $2,605,204 and certain assignment rights to AZTEC in the event the Company has not licensed AZTEC prior to December 31, 1998. On March 31, 2000, Dr. Dunn resigned from the company as an employee, its President and Chairman. He is currently an employee of PRP. On March 31, 2000, Mr. Petre executed an employment agreement with the Company.

Employment and Royalty Agreements
------------------------------------

On March 31, 2000 the Company and its prior President terminated all prior employment agreements and amended the royalty agreement. The prior President had a balance of accrued salaries of $395,833 owed for past services. The Company agreed to pay $9,461 for 24 months with a balloon payment of $176,321 plus any accrued interest on February 1, 2002. If during the twenty-four months the Company is able to commercialize any of its products, 30.49% of the net profit will be used to accelerate the payment of the accrued salary. The acceleration payments will be made to the balloon balance first, and then applied to the remaining monthly installments.

The prior President continues to act as a Director of the Company. On March 31, 2000 the prior President and PRP agreed to an employment agreement for five years. The prior President is paid $125,000 for the first year and increases in subsequent years based on contributions to PRP.

On March 31, 2000 the Company and one of its Employee/Director agreed to an employment contract. The employee is paid a base salary of $80,000 per year. This employee had a balance of accrued salaries of $253,333. The Company agreed to pay $5,854 for 24 months with a balloon payment of $112,845 plus any accrued interest on February 1, 2002. If during the twenty-four months the Company is able to commercialize any of its products, 19.51% of the net profit will be used to accelerate the payment of the accrued salary. The acceleration payments will be made to the balloon balance first, and then applied to the remaining monthly installments.

The Company amended the royalty agreement to pay its prior President 7.5% of license royalty or on gross profit received by the Company on sales or licensing from the Aztec product only. The amount to be paid to the prior President is not to exceed an accumulative total of approximately $2.5 million.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT
          -----------------------------------------------

     Based on certain reports filed with the Securities and Exchange Commission, the table on the following page reflects certain information as of September 30, 2000 as to beneficial holders of more than 5% of the outstanding shares of Common Stock of the Company and as to Common
Stock beneficially owned by all executive officers and directors of the Company as a group:

                         Amount and Nature      Percent of Shares
     Name of               of Beneficial         of Common Stock
Beneficial Owner           Ownership <FN1>         Outstanding
-----------------         -----------------      -----------------

PR Pharmaceuticals, Inc.     1,345,517               52.95%

Steve R. Howe <FN2>

Patrick Bols <FN2>

James M. Dunn, M.D.             -0-                      0%

James B. Petre                  -0-                      0%

Officers and Directors
as a Group (2 persons)       1,345,517               52.95%
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

<FN2>  Includes shares held by PR Pharmaceuticals, Inc.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The Company leases facilities through March 31, 2002 at a current monthly rate of $4,459 plus a pro rata share of maintenance costs. A portion of the space is subleased to Jerry R. Dunn, a former officer of the Company at $2,106 per month. Management believes the terms of the facilities sharing with Jerry R. Dunn are as fair to the Company as could be arranged with an independent party.


Business Service Agreement
-----------------------------

On April 12, 2000 the Company signed a business services agreement with PRP. PRP is to provide administrative functions necessary in the management of the Company. Fees to be paid to PRP are not to exceed $5,000 per month, without the prior written consent of the Board of Directors of Verex. The business service agreement can be cancelled by either party with 60 days prior written notice.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K
          -------------------------------------------------------

(a)   (1)   The following consolidated financial statements are included in
Part II, Item 8 of this Report:

            Report of Independent Certified Public Accountants

            Balance Sheets at June 30, 2000 and 1999

            For the years ended June 30, 2000, 1999 and 1998:

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

      (3) The following Exhibits were included as Exhibits to the Form S-18, SEC File No. 2-82403-D filed March 11, 1983 and are incorporated herein by reference:

              3.1 - Restated Articles of Incorporation
              3.2 - Restated By-laws
            10.34 - Credit Facility Agreement - PR Pharmaceuticals
            10.35 - Agreement u James M. Dunn, M.D. and registrant
                    regarding accrued salary at registrant
            10.36 - Agreement James B. Petre regarding employment at
                    Registrant and payment of accrued salary at Registrant.
            10.37 - Royalty Agreement u James M. Dunn, M.D. amended
                    March 2000
            10.38 - Business Service Agreement - PR Pharmaceuticals

(b) The following Form 8-K's were filed by the Company during the quarter ended June 30, 2000.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                       VEREX LABORATORIES, INC.
(Date)                             February 9, 2001

By:(Signature)                     /s/ Patrick Bols
(Name and Title)                   Patrick Bols, President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


(Registrant)                       VEREX LABORATORIES, INC.
(Date)                             February 25, 2001

By:(Signature)                     /s/ Patrick Bols
(Name and Title)                   Patrick Bols, President and Director




(Date)                             February 25, 2001

By:(Signature)                     /s/ Steve R. Howe
(Name and Title)                   Steve R. Howe, Chairman of the
                                   Board, Secretary and Director



(Date)                             February 25, 2001

By:(Signature)                     /s/ Edward C. Gruben
(Name and Title)                   Edward C. Gruben, Treasurer



(Date)                             February 25, 2001

By:(Signature)                     /s/ James M. Dunn, M.D.
(Name and Title)                   James M. Dunn, M.D., Vice
                                   President of Medical Affairs and
                                   Director


(Date)                             February 25, 2001

By:(Signature)                     /s/ James B. Petre
(Name and Title)                   James B. Petre, Director

               VEREX LABORATORIES, INC. AND SUBSIDIARY





                        Table of Contents


Financial Statements

     Consolidated Balance Sheets - June 30, 2000 and 1999      F - 2

     Consolidated Statements of Operations
     For the Years Ended June 30, 2000, 1999 and 1998
     and Cumulative from September 29, 1980 (inception)
     to June 30, 2000                                          F - 3

     Consolidated Statements of Stockholders' Deficit
     For the Years Ended June 30, 2000, 1999 and 1998
     and Cumulative from September 29, 1980 (inception)
     to June 30, 2000                                          F - 4

     Consolidated Statements of Cash Flows
     For the Years Ended June 30, 2000, 1999 and 1998
     and Cumulative from September 29, 1980 (inception)
     to June 30, 2000                                          F - 5

     Notes to Consolidated Financial Statements                F - 6

                      INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors
Verex Laboratories, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Verex Laboratories, Inc. and Subsidiary as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verex Laboratories, Inc. and Subsidiary as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




Balukoff Lindstrom & Co.
Boise, Idaho
July 28, 2000

                     VEREX LABORATOIES, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEET
                           June 30, 2000 and 1999

                                                     2000         1999
                                                  ---------     --------
Currant assets
   Cash                                       $    33,967       $   31,371
   Prepaid expense                                 19,292            7,659
   Note recievable                                 25,300           19,300
                                                 --------        ---------
                     Total current assets          78,559           58,330

Property and equipment, at cost
   Furniture and equipment                        496,873          494,548
   Leasehold improvements                           1,317            1,317
                                                ---------        ---------

Less accumulated depreciation and amortization   (493,560)        (488,730)
                                                 ---------       ----------
                                                    4,630            7,135

Other assets
   Patents and trademarks, net of accumulated
    amortization of $284,688 and 259,163           113,973         134,307
                                                 ---------        ---------
                                                 $ 197,162        $199,772
                                                 =========        =========

Current liabilities
    Accounts payable                             $ 321,633        $255,117
    Accrued expenses                                14,173          14,660
    Accrued salary and benefits                    180,000         512,500
    Accrued royalties                               32,500          32,500
    Notes payable                                  280,000            -
    Notes payable - related parties                 24,938          24,938
                                                 ---------        ---------
                     Total current liabilities     853,244         839,715

Long-term debt
  Accrued salary and benifits payable,
    net of current portion                         407,391       1,238,153

Shareholders' deficit
  Common stock, no par value,
    100,000,000 shares authorized
    2,327,359  shares issued and outstanding     2,304,422       2,304,422
  Additional paid-in capital                    11,420,990      10,391,364
  Retained earnings (deficit)                  (14,788,885)    (14,573,882)
                                               ------------     ------------
                                               $   197,162      $  199,772
                                               ------------     ------------


               VEREX LABORATORIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS
               Years Ended June 30, 1999 and 2000


                                             2000         1999
                                         -----------   ----------
Revenues
  Sales                                 $        70   $     -
  Licensing income                             -            -
  Special projects                           31,476       19,200
  Other income                                 -          85,000
  Interest income                                 4            5
                                        -----------    ---------
                    Total Revenues           31,550      104,205

Sales
  Cost of sales                                -            -
  Selling, general and administrative
   expenses                                 206,983    1,010,620
  Reasearch and developement                 17,042         -
  Operating                                    -            -
  Marketing                                     700         -
  Interest expense                           21,828         -
                                         ----------   ----------
                    Total expenses          246,553    1,010,620
                                         ----------   ----------

Loss before income taxes                   (215,003)    (906,415)

Income taxes                                    -           -
                                         ----------   -----------
                           Net loass     $ (215,003)    (906,415)
                                         ===========  ===========
                                         $    (0.09)       (0.39)
Weighted average shares outstanding       2,327,359    2,327,359







                        VEREX LABORATORIES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                Years Ended June 30, 2000, 1999 and 1998


                                        Additional
                             Common      Paid-in      Retained
                              Stock      Capital      Deficit         Total
                           ----------  ----------- -------------  ------------
Balance at June 30, 1997    2,304,422  10,332,114   (12,918,570)     (282,034)

 Net loss                        -           -         (748,897)     (748,897)
                           ----------  ----------  -------------  ------------
Balance at June 30, 1998    2,304,422  10,332,114   (13,667,467)   (1,030,931)

 Capital proceeds                -         59,250          -           59,250

 Net loss                        -           -          (906,415)    (906,415)
                           ---------- -----------  -------------- ------------
Balance at June 30, 1999   $2,304,422 $10,391,364   $(14,573,882) $(1,878,096)

Net loss                         -           -          (215,003)    (215,003)

Defferred compensation           -      1,029,626           -       1,029,626
                           ---------- -----------  -------------- ------------
                           $2,304,422 $11,420,990   $(14,788,885) $(1,063,473)
                           ========== ===========   ============= ============

               VEREX LABORATORIES, INC. AND SUBSIDAIRY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
               Years Ended June 30, 2000 and 1999




                                          2000         1999
                                       -----------  -----------
Cash flows from operating activities
  Net loss                            $  (215,003)  $   (906,415)
  Adjustments to reconcile net loss
    to net cash provided (used) by
    operating activities
    Depreciation                           4,830           9,623
    Amortization                          23,384          23,947
    Changes in assets and liabilities
      Prepaid expenses                   (11,633)            584
      Accounts payable and other
        accurals                          66,516          36,455
      Accrued expenses                      (487)         14,660
      Accrued salary and benefits
        payable                          (133,636)       806,183
      Accrued royalties                     -               -
                                         ---------      --------
        Net cash provided (used) by
           operating activities          (266,029)       (14,963)

Cash flows from investing activities
  Additions to property and equipment      (2,325)          (520)
  Additions to patents and trademarks      (3,050)       (16,649)
                                       ----------       ---------
         Net cash provided (used) by
            investing activities           (5,375)       (17,169)

Cash flows from financing activities
  Proceeds from paid-in capital              -            59,250
  Payment received on notes receivable      1,000          3,000
  Issuance of notes receivable             (7,000)       (11,800)
  Proceeds from notes payable             280,000         11,125
  Payments on notes payable                  -            (2,500)
                                        ----------      ---------
          Net cash provided (used) by
             financing activities         274,000         59,075
                                        ---------      ---------
          Net increase in cash              2,596         26,943
Cash at beginning of year                  31,371          4,428
                                        ---------      ---------
                 Cash at end of year   $  33,967       $  31,371
                                       =========      ==========


SUPPLEMENTAL DISCLOSURE FOR CASH
   FLOW INFORMATION

Interest paid                          $  21,828       $    -
Deferred compensation converted to
   paid in capital                    $1,029,626       $    -


                  VEREX LABORATORIES, INC. AND SUBSIDAIRY
                      NOTES TO FINANCIAL STATEMENTS
                        June 30, 2000 and 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Operations
------------------
Verex Laboratories, Inc. (the "Company") was incorporated in Colorado on September 29, 1980 and began developmental activities in July 1981. The Company is primarily engaged in the business of developing and marketing non-prescription and prescription drug products utilizing constant release rate drug delivery systems. Bear Laboratories, Inc., a wholly-owned subsidiary of the Company, was incorporated and began operations in April 1991. Bear Laboratories, Inc. was formed to market one of the Company's products through a national advertising campaign.

On March 31, 2000 PR Pharmaceuticals, Inc. (PRP) purchase approximately 53% of the outstanding stock from the majority stockholders. As part of the purchase agreement the employment agreement, royalty agreement and option agreement between the Company and its president and other company employees were either amended or terminated.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of its wholly-owned subsidiary Bear Laboratories, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts of financial instruments including cash and cash equivalents, accounts payable, notes payable and accrued expenses approximated fair value as of June 30, 2000 and 1999 because of the relatively short maturity of these instruments.

Property and Equipment
----------------------
Property and equipment are recorded at cost and depreciated over the estimated useful lives (three to seven years) of the asset using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the remaining term of the office lease.

Patents
-------
Patents are stated at cost and are amortized on a straight-line basis over the estimated useful life of ten years.

                  VEREX LABORATORIES, INC. AND SUBSIDAIRY
                      NOTES TO FINANCIAL STATEMENTS
                        June 30, 2000 and 1999
License Income
--------------
The Company has entered into licensing agreements with several pharmaceutical companies to manufacture and exclusively market two of the Company's patented drug products, a constant release rate formulation of Verapamil and Aztec products, in an established geographic area. The agreements generally require an initial non-refundable licensing fee to be paid to the Company and future royalty payments based on product sales. The non-refundable licensing income is recognized when received and royalty payments when earned.

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

Use of Estimates
----------------
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company used significant estimates in the accompanying financial statements related to estimated life of the patents. Actual results may change within the next year.

                  VEREX LABORATORIES, INC. AND SUBSIDAIRY
                      NOTES TO FINANCIAL STATEMENTS
                        June 30, 2000 and 1999
NOTE B - NOTES PAYABLE AND LONG-TERM DEBT


                                                        2000           1999
                                                   -----------     ----------
Notes payable to the former president
of the Company; non interest bearing and
maturing from July 1997 to June 2000.
The notes are not collateralized.                  $    24,938    $    16,313

Accrued salaries owed to the prior President
and  Officer/Director for past services with
an interest rate of 7%, principle payments
in monthly installments of $15,000 for
twenty-four months with the remaining
balance and interest due on February 1, 2002.          587,391           --

Note payable to PRP with an interest rate
of 15.78%, interest paid quarterly with the
principle balance due March 21, 2001, secured
by the assets of the Company.                          280,000           --
                                                   -----------     ---------
                                                       892,329        16,313
     Less current portion                             (484,938)      (16,313)
                                                   ------------    ----------
                                                   $   407,391     $    --
                                                   ===========     ==========
Maturities in future years are:

          2001                                     $   484,938
          2002                                         407,391
                                                   -----------
                                                   $   892,329
                                                   ===========

NOTE C - STOCKHOLDER CONTRIBUTIONS

In March 1997, the Company entered into an agreement with the Company's president and another Stockholder whereby the two stockholders forgave the Company's indebtedness of $2,605,204 and $2,185,984, respectively. The total debt forgiven of $4,791,188 included $1,687,000 of notes payable to a stockholder, $498,984 of accrued interest on the note and $2,605,204 of accrued salary and benefits to the president. As consideration for the debt forgiveness, the Company agreed to assign each individual the right to receive 25% of all licensing fees, royalties and all other sources of income from the Company's Aztec formulation and 5% of the income derived from other specified formulations up to the respective indebtedness from the Company which was forgiven. In addition, the Company has agreed to assign the patent for the Aztec formulation to the Stockholder in the event that the Company is unsuccessful in securing any licensing or royalty agreements prior to December 1998. The Stockholder would then be responsible for marketing the rights and would distribute all earnings in accordance with the terms of the original agreement. The total amount of debt forgiven is reflected as additional paid-in-capital for the year ended June 30, 1997 in the accompanying consolidated financial statements. During the year ended June 30, 1998, $32,500 was accrued as royalty expense related to this agreement.

On March 31, 2000 the Company's former President and Officer/Director forgave the Company a total of $1,029,626 of deferred compensation and accrued vacation. The amount forgiven is reflected as additional paid-in-capital for the current year.

NOTE D - COMMON STOCK

Net Loss Per Common Share
-------------------------
Net loss per common share for the years ended June 30, l999, 1998, and 1997 has been computed on the basis of the weighted average number of common shares outstanding of 2,327,359.

Stock Options
-------------
The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" for options granted to employees. Accordingly, no compensation cost has been recognized for the stock option plans.

Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 1999 and 1998 consistent with the provisions of SFAS No. 123, the amount would have been immaterial to the financial statements.

                  VEREX LABORATORIES, INC. AND SUBSIDAIRY
                      NOTES TO FINANCIAL STATEMENTS
                        June 30, 2000 and 1999


The following is a summary of options at June 30, 1999 and 1998:

                                                   Weighted
                                                   Average
                                                   Exercise     Exercise
                                                   Price Per   Price Per
                                  Options           Share        Share
                                 ---------        ----------   ---------
     Balance June 30, 1997         17,000               2.50      2.50
          Granted                  50,000                .75      1.19
                                  -------       ------------      ----
     Balance June 30, 1998         67,000         .75 - 2.50      1.19
          Granted                 913,500         .82 - 1.15       .82
                                  -------       ------------     -----
     Balance June 30, 1999        980,000       $ .75 - 2.50     $ .85
                                  =======       ============     =====

On March 31, 2000 the stock option plan was terminated. There were no options granted or exercised prior to the termination.


NOTE E - INCOME TAXES

The Company has long-term deferred tax assets as a result of its net operating losses and deferred salary (assuming a tax rate of 38%) that is fully impaired due to uncertainty as to their utilization. Accordingly, there is no net deferred tax asset reflected in the accompanying consolidated financial statements.

                                                       June 30,
                                             2000                   1999
                                         -----------            ----------
     Long-term deferred tax assets
          Operating losses             $    3,978,156        $    3,911,455
          Deferred salary                     223,209               533,573
                                       ---------------       ---------------
     Total long-term deferred assets        4,201,365             4,445,028
     Valuation allowance                   (4,201,365)           (4,445,028)
                                       ---------------       ---------------
          Net deferred tax             $        --           $         --
                                       ===============       ===============

At June 30, 2000, the Company has approximately $10,500,000 of net operating loss carryforwards for income tax purposes that expire between June 30, 2000 and June 30, 2015.

                  VEREX LABORATORIES, INC. AND SUBSIDAIRY
                      NOTES TO FINANCIAL STATEMENTS
                        June 30, 2000 and 1999
NOTE F - RELATED PARTY TRANSACTIONS

Employment and Royalty Agreements
---------------------------------
On March 31, 2000 the Company and its prior President terminated all prior employment agreements and amended the royalty agreement. The prior President had a balance of accrued salaries of $395,833 owed for past services. The Company agreed to pay $9,461 for 24 months with a balloon payment of $176,321 plus any accrued interest on February 1, 2002. If during the twenty-four months the Company is able to commercialize any of its products, 30.49% of the net profit will be used to accelerate the payment of the accrued salary. The acceleration payments will be made to the balloon balance first, and then applied to the remaining monthly installments.

The prior President continues to act as a Director of the Company. On March 31, 2000 the prior President and PRP agreed to an employment agreement for five years. The prior President is paid $125,000 for the first year and increases in subsequent years based on contributions to PRP.

On March 31, 2000 the Company and one of its Officer/Director agreed to a new employment contract for five years. The Officer/Director continues as an employee of the Company but is no longer a Director of the Company. The employee is paid a base salary of $80,000 per year. The prior Officer/Director had a balance of accrued salaries of $253,333. The
Company agreed to pay $5,854 for 24 months with a balloon payment of $112,845 plus any accrued interest on February 1, 2002. If during the twenty-four months the Company is able to commercialize any of its products, 19.51% of the net profit will be used to accelerate the payment of the accrued salary. The acceleration payments will be made to the balloon balance first, and then applied to the remaining monthly installments.

The Company amended the royalty agreement to pay its prior President 7.5% of license royalty or on gross profit received by the Company on sales or licensing from the Aztec product only. The amount to be paid to the prior President is not to exceed an accumulative total of approximately $2.5 million.

Business Service Agreement
--------------------------
On April 12, 2000 the Company singed a business services agreement with PRP. PRP is to provide administrative functions necessary in the management of
the Company.   Fees to be paid to PRP is not to exceed $5,000 per month,
without the prior written consent of the Board of Directors of Verex. The business service agreement can be cancelled by either party with a 60 days prior written notice.

                  VEREX LABORATORIES, INC. AND SUBSIDAIRY
                      NOTES TO FINANCIAL STATEMENTS
                        June 30, 2000 and 1999

NOTE G - LEASES

Office
------
Currently, the Company occupies space under a lease agreement requiring monthly payments of $4,459. The lease commitment expires March 31, 2002. For the first nine months of 2000 and during 1999 and 1998 the company subleased a portion of the leased space for $1,783 per month.

Rent expense, net of sublease income was $45,269, $44,294, and $37,471 for the years ended June 30, 2000, 1999 and 1998, respectively.

Vehicle
-------
The Company had two operating leases for vehicles. The leases required monthly lease payments of $530 and $582 and expire January 1999 and 2000, respectively. Lease expense was $10,694 and $12,588, for the years ended June 30, 1999 and 1998, respectively.

The minimum annual lease payments through expiration of the office lease are as follows:

         2001                               $    53,913
         2002                                    41,346
                                            -----------
                                            $    95,259
                                            ===========

NOTE H - COMMITMENTS

The Company has commitments to issue approximately 130,000 shares of common stock in exchange for cash and forgiveness of accounts payable of approximately $70,000.

On March 31, 2000 the Company amended its royalty agreement with Birklea. In accordance with the terms of the amended agreement the Company will pay Birklea 7.5% of licensing royalty or on gross profit received by the Company on sales or licensing from the Aztec product and 3% of license royalty or on gross profit received by the Company on sales or licensing of other technologies. Royalty payments are not to exceed approximately $2.3 million dollars.


NOTE G - GOING CONCERN CONTINGENCY

The Company incurred significant operating losses during the years ended January 31, 1999 and 1998 due primarily to tough competition in the pharmaceutical industry. The Company's ability to continue as a going concern is primarily dependent upon two factors: increasing licensing

                  VEREX LABORATORIES, INC. AND SUBSIDAIRY
                      NOTES TO FINANCIAL STATEMENTS
                        June 30, 2000 and 1999

revenues from its current patents and minimizing operating costs, and the Company has access to $1 million security agreement with PRP. On or about March 22, 2000, the Company arranged a credit facility with PRP, Inc. to borrow up to $1,000,000 and matures March 21, 2001. All advances under this arrangement are secured by all of the Company's assets, including its technology, patents, trademarks and proprietary information and all updates, modifications, continuations and improvements thereto. The Company may request advances under this line of credit from time to time as long as it is in compliance with the "Conditions of Lending" under the Master
Loan Agreement. Generally, PRP, Inc. will make advances pursuant to the "Conditions of Lending" as long as the Company is complying with the material terms of the Master Loan Agreement and there are no material adverse changes in its financial condition. As of June 30, 2000 the Company had drawn $280,000 under this line of credit. Management believes that unused line of credit of $720,000 may not be sufficient to meet minimum liquidity needs for the foreseeable future. Since there remains $629,000 of accrued management compensation and aged payables of approximately $200,000 to pay from this line, the availability from line of credit is not adequate to allow the Company to fund any research or development projects.