Form 10-Q
period 1999-09-30
VEREX LABORATORIES INC/CO
filed 2001-04-02
CIK 716861

                                   FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1999
                                ----------------------
                                   OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


                Commission file number        0-11232
                                            -----------
                         VEREX LABORATORIES, INC.
          ----------------------------------------------------
               (Exact name of Registrant as specified in its charter)

           Colorado                                     84-0850695
 --------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

14 Inverness Drive East, D-100             Englewood, Colorado       80112
- ---------------------------------------------------------------------------
                         (Address of principal executive offices)

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

                              Yes          No     X

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The registrant had 2,327,359 shares of its no par value common stock outstanding as of September 30, 1999.

                VEREX LABORATORIES, INC. AND SUBSIDIARIES

                      Consolidated Balance Sheets


Assets                                    September 30, 1999   June 30, 1999
                                              (Unaudited)       (Unaudited)
                                          ------------------   -------------
Current assets
 Cash and cash equivalents                  $    3,080          $   31,371
 Accounts receivable                            19,800                   0
 Prepaid expenses                                7,659               7,659
                                            ----------          ----------
                                                30,539              39,030

Property and Equipment, at cost
  Furniture and equipment                      494,548             494,548
  Leasehold improvements                         1,317               1,317
                                            ----------          ----------
                                               495,866             495,865
 Less accumulated depreciation
  and amortization                            (489,938)           (488,730)
                                              ---------           ---------
  Property and equipment - net                   5,928               7,135

Other Assets
  Patents and trademarks, net of
    accumulated amortization
    of $256,036 and $259,163                   127,926             134,307

Total                                         $164,392            $180,472
                                              --------            --------

                     Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and other accruals          291,090             269,777
  Royalties due to related parties              32,500              32,500
  Notes payable - related parties               24,938              24,938
  Accrued Salaries current                     764,970             493,200
                                            ----------          ----------
                                             1,113,498             820,415
Long-term liabilities
  Accrued salary and benefits payable,
    net of current portion                   1,098,362           1,238,153
  Total liabilities                          2,211,860           2,058,568

Stockholders' deficit
  Common Stock, no par value,
   100,000,000 shares Authorized,
   2,327,359 shares issued and outstanding   2,304,422           2,304,422
  Additional paid in capital                10,391,364          10,391,364
  Accumulated deficit                      (14,743,253)        (14,573,882)
                                           ------------        ------------
                                            (2,047,468)         (1,878,096)
                                           ------------        ------------
                Total                         $164,392            $180,472
                                           ------------        ------------

See notes to consolidated financial statement

                VEREX LABORATORIES, INC. AND SUBSIDIARIES

                   Consolidated Statement of Operations
                               (Unaudited)

                                          For The Three      For The Three
                                          Months Ending      Months Ending
                                       September 30, 1999  September 30, 1998
                                       ------------------  ------------------
Revenues
  Contract income                                 2,333               9,200
  Licensing income
  Miscellaneous                                       1                   1
                                            -----------         -----------
                                                 $2,334              $9,201

Cost and Expenses
  General and administrative                    171,706             210,702
  Research and development                            0                 936
  Marketing                                           0               2,483
                                            -----------         -----------
                                                171,706             214,121
                                            ------------        ------------
Net Income (loss)                             ($169,373)          ($204,920)
                                            ------------        ------------
Net income (loss) per common share (note 3)      ($0.07)             ($0.09)

Weighted average shares outstanding           2,327,359           2,327,359



See notes to consolidated financial statement

                  VEREX LABORATORIES, INC. AND SUBSIDIARIES

                    Consolidated Statement of Cash Flows
                                (Unaudited)


                                         For The Three       For The Three
                                         Months Ending       Months Ending
                                       September 30, 1999  September 30, 1998
                                       ------------------  ------------------
Cash Flows from operating activities
 Net income (loss)                            (169,373)           ($204,920)
Adjustments to reconcile net income
  (loss) to net cash flow provided by
  (used in) operating activities
 Depreciation and amortization                  (1,919)               8,208
Changes in certain assets & liabilities:
 Accrued expenses                              (14,660)
 Receivables                                                         (9,200)
 Other assets                                                           146
 Accounts payable and other accruals            35,973              (19,543)
 Accrued salary and benefits payable           112,679              173,502
                                               -------              --------
Net cash provided by (used in) operating
  activities                                  ($37,300)            ($51,807)

Cash flows from financing activities:
 Deposit on sale of common stock                     0               51,750

Issuance of notes receivable                      (500)                   0
                                               --------              ------
Net cash provided by financing activities         (500)              51,750

Cash flows from investing activities:
  Additions to property and equipment                0                 (520)
  Additions to patents and trademarks            9,508               (1,950)
                                               -------              --------
  Net cash provided by (used in) investing
    activities                                   9,508               (2,470)
                                               -------              --------
  Net increase (decrease) in cash and cash
    equivalents                                (28,292)              (2,527)

Cash and cash equivalents-beginning of
  period                                        31,371                4,428
                                               -------               ------
Cash and cash equivalents-end of period         $3,079               $1,901
                                               -------               ------

Supplemental disclosures:
  Cash flow information:
    Cash paid for interest was $0 (1999) and $0 (1998)


See notes to consolidated financial statements

               VEREX LABORATORIES, INC. and SUBSIDIARIES
               Consolidated Notes to Financial Statements
                              (Unaudited)


1.   Financial Statements
- -----------------------
   These unaudited financial statements should be read in conjunction with the Company's financial statements as of June 30, 1999, included in the Annual Report on Form 10-K. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the consolidated financial position and results of operations for the periods presented.
The results of operations for the three-month period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year. The Company's consolidated financial statements include the accounts of its wholly-owned subsidiary Bear Laboratories, Inc.

2.   Commitments
- --------------
Office Lease:
- -------------
   The Company is obligated under an office lease commencing April 1, 1997 and ending on March 31, 2000, to pay $6,826.54 in monthly installments for its general office and research facility, which contains 8,623 sq. ft. of space. A portion of this space is subleased to others.

3.   Net Income Per Common Share
- ------------------------------
   Net income (loss) per common share for the three-month periods ended September 30, 1999 and 1998 has been computed on the basis of the weighted number of common shares outstanding of 2,327,359.



Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations
- ----------------------------------------------------------
Operations
- ----------
     The first three months of fiscal year 2000 ending September 30, 1999 resulted in revenue of $2,334 from operations as compared to $9,201 for the corresponding fiscal 1999 period. The revenues are from contract research projects. General and administrative expense and research and development expense are about the same as prior years.

Financial Position
- ------------------
     The Company went from a deficit shareholders' equity of $1,878,096 to a negative shareholders' equity of $2,047,468 as a result of losses for the three months of $169,373.

Liquidity and Capital Resources
- -------------------------------
     Other than facilities rent and salaries, there are no commitments. The Company is currently pursuing additional licensing and contract formulation arrangements, however there is no assurance such will be obtained.

     There are no planned expenditures outside the normal operating costs of the Company which will cause the Company to make any extraordinary plans for handling any cash requirements within the foreseeable future.

   The Company currently has very limited cash resources and is not now seeking funding through securities sales. It is seeking a licensing agreement for Aztecr, as well as license and supply agreements which are pending regulatory approval in three countries. The Company is also trying to obtain funding through a variety of other sources, including industry partners and possibly other means. The Company is currently deferring salaries of some of its employees.

     PART II - OTHER INFORMATION
 ---------------------------
Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
(a)  Exhibit 3.1 Restated Articles of Incorporation*
     Exhibit 3.2 Restated By-Laws*

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


(Registrant)                             VEREX LABORATORIES, INC.


BY(Signature)                            /s/James M. Dunn, M.D.
(Date)
(Name and Title)                        James M. Dunn, M.D.
                                        President, Chief Executive Officer
                                        and Chief Financial Officer