Form 10-Q
period 1999-12-31
VEREX LABORATORIES INC/CO
filed 2001-04-04
CIK 716861

                                 FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1999
                                --------------------

                                  OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


Commission file number        0-11232
                         ------------------

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

     Yes          No    X
         ------      -------

                APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The registrant had 2,327,359 shares of its no par value common stock outstanding as of December 31, 1999.

              VEREX LABORATORIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                    Assets                   December 31, 1999  June 30, 1999
                                                (Unaudited)       (Audited)
                                             -----------------  -------------
Current assets
   Cash and cash equivalents                  $      13,332      $     31,371
   Accounts receivable                               22,300
   Prepaid expenses                                   7,367             7,659
                                              -------------      ------------
                                                     42,999            39,030

Property and Equipment, at cost
   Furniture and equipment                          496,874           494,548
   Leasehold improvements                             1,317             1,317
                                              -------------      ------------
                                                    498,191           495,865

   Less accumulated depreciation and
      amortization                                 (491,146)         (488,730)
                                              --------------     -------------
       Property and equipment - net                   7,045             7,135

Other Assets
   Patents and trademarks, net of
      accumulated amortization
      of $269,435 and $259,163                      138,734           134,307
                                              -------------      ------------
Total                                              $188,778          $180,472
                                              -------------      ------------
                     Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable and other accruals              312,083           269,777
   Royalties due related parties                     32,500            32,500
   Notes payable - related parties                   24,938            24,938
   Accrued salaries current                         773,434           493,200
   Revolving credit line, shareholder                30,000              -
                                               ------------      ------------
        Total current liabilities                 1,172,954           820,415

Long-term liabilities
   Accrued salary and benefits payable,
      net of current portion                      1,273,822         1,238,153
                                               ------------      ------------
Total Liabilities                                 2,446,776         2,058,568

Commitments and contingencies (Note 2)

Stockholders' Equity
   Common Stock, no par value, 100,000,000
     shares authorized  2,327,359 and
     2,301,359 shares issued and outstanding      2,304,422         2,304,422
   Additional paid in capital                    10,391,364        10,391,364
   Accumulated deficit                          (14,953,784)      (14,573,882)
                                                ------------      ------------
                                                 (2,257,998)       (1,878,096)
                                                ------------      ------------
Total                                           $   188,778       $   180,472
                                                ------------      ------------

See notes to consolidated financial statement

             VEREX LABORATORIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

                               Three Months Ended         Six Months Ended
                           --------------------------- -----------------------
                                 December 31,                December 31,
                             -------------------         -------------------
                            1999             1998       1999           1998
                           ------           ------     ------         ------
Revenues:
   Contract income           14,565          8,100         16,898      17,300
   Miscellaneous                 71              2             72           3
                       ------------     ----------     ----------   ---------
    Total revenues           14,636          8,102         16,970      17,303
                       ------------     ----------     ----------   ---------
Cost and expenses:
   General and
     administrative         224,879        223,173        396,585     433,875
   Research and
     development                  0          1,221                      2,157
   Marketing                      0            628                      3,111
   Interest expense             287                           287
                       ------------     ----------     ----------   ---------
 Total costs and
   expenses                 225,166        225,022        396,872     439,143
                       -------------    -----------    -----------  ----------
Net income (loss)          (210,530)      (216,920)      (379,902)   (421,840)
                       =============    ===========    ===========  ==========
Net income (loss) per
   common share               (0.09)         (0.09)         (0.16)      (0.18)
                       =============    ===========    ===========  ==========
Weighted average
   shares outstanding     2,327,359      2,327,359      2,327,359   2,327,359

See notes to consolidated financial statement

               VEREX LABORATORIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                       Six Months Ended
                                                          December 31,
                                                      -------------------
                                                    1999               1998
                                                   ------             ------
Cash flows from operating activities:
  Net loss                                           (379,902)       (421,840)
  Adjustments to reconcile net loss to net
   cash used by operating activities
    Depreciation and amortization                      12,688          16,416
  Changes in assets and liabilities
    Receivables                                                        (1,100)
    Other assets                                                          292
    Prepaid expenses                                      292
    Accounts payable and other accruals                56,966          (8,424)
    Accrued expenses                                  (14,660)
    Accrued salary and benefits payable               296,603         356,672
    Accrued royalties                                       0               0
                                                  ------------    ------------
  Net cash used by operating activities               (28,013)        (57,984)

Cash flows from investing activities:
  Additions to property and equipment                  (2,325)           (520)
  Additions to patents and trademarks                 (14,699)         (1,950)
                                                  ------------    ------------
  Net cash used in investing activities               (17,024)         (2,470)

Cash flows from financing activities:
  Proceeds from paid-in capital                             0
  Deposit on sale of common stock                           0          51,750
  Payment received on notes receivable                      0
  Issuance of notes receivable                         (3,000)
  Proceeds from notes payable                          30,000           6,500
  Payments on notes payable                                 0
                                                 ------------    ------------
Net cash provided by financing activities              27,000          58,250

Net increase in cash                                  (18,037)         (2,204)
Cash at beginning of period                            31,371           4,428

Cash at end of period                                  13,334           2,224
                                                 ============    ============
Supplemental disclosure of cash flow information:
  Interest paid                                           287               0
  Deferred compensation converted to paid
    in capital                                              0               0

See notes to consolidated financial statement

                  VEREX LABORATORIES, INC. and SUBSIDIARIES
                 Consolidated Notes to Financial Statements
                               (Unaudited)


1.   Financial Statements
-------------------------
These unaudited financial statements should be read in conjunction with the Company's financial statements as of June 30, 1999, included in the Annual Report on Form 10-K. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the consolidated financial position and results of operations for the periods presented.
The results of operations for the six-month period ended December 31, 1999, are not necessarily indicative of the results to be expected for the full year. The Company's consolidated financial statements include the accounts of its wholly-owned subsidiary Bear Laboratories, Inc.

2.   Commitments
----------------
Office Lease:
-------------
The Company is obligated under an office lease commencing April 1, 1997 and ending on March 31, 2000, to pay $6,826.54 in monthly installments for its general office and research facility, which contains 8,623 sq. ft. of space. A portion of this space is subleased to others.

3.   Net Income Per Common Share
--------------------------------
Income (loss) per common share for the six-month periods ended December 31, 1999 and December 31, 1998 has been computed on the basis of the weighted number of common shares outstanding of 2,327,359.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
----------------------------------------------------------
     Operations
     ----------
The first six months of fiscal year 2000 ending December 31, 1999 resulted in revenue of $16,970 from operations as compared to $17,303 for the
corresponding fiscal 1999 period.   The revenues are primarily from contract
research projects. General and administrative expense and research and development expense are less than in 1998 due to general belt tightening.

     Financial Position
     ------------------
The Company went from a deficit shareholders' equity of $1,878,096 to a negative shareholders' equity of $2,257,998 as a result of losses for the six months of $379,902.

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

(b)  No reports on Form 8-K were filed during the quarter ended
     December 31, 1999.

                           SIGNATURE PAGE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                    VEREX LABORATORIES, INC.



BY(Signature)                   /s/James M. Dunn M.D.
Date)                           February 23, 2001
(Name and Title)                James M. Dunn, M.D.
                                President, Chief Executive Officer
                                and Chief Financial Officer