Form 10-Q
period 2000-03-31
VEREX LABORATORIES INC/CO
filed 2001-04-16
CIK 716861

                              FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2000
                               -------------------
                                OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


Commission file number        0-11232
                          --------------
                         VEREX LABORATORIES, INC.
           ----------------------------------------------------
          (Exact name of Registrant as specified in its charter)

           Colorado                                   84-0850695
 ------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

14 Inverness Drive East, D-100             Englewood, Colorado       80112
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

     Yes          No  X
        ----        -----
                 APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The registrant had 2,327,359 shares of its no par value common stock outstanding as of March 31, 2000.

             VEREX LABORATORIES, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets


Assets

                                              March 31, 2000     June 30, 1999
                                                (Unaudited)        (Audited)
                                              --------------     -------------
Current assets
 Cash and cash equivalents                     $    (21,790)      $    31,371
 Prepaid expenses                                     7,367             7,659
 Note receivable                                     25,300                 0
                                               ------------       -----------
                                                     10,877            39,030
Property and Equipment, at cost
  Furniture and equipment                           496,874           494,548
  Leasehold improvements                              1,317             1,317
                                               ------------       -----------
                                                    498,191           495,865

   Less accumulated depreciation
     and amortization                              (492,353)         (488,730)
                                               -------------       -----------
       Property and equipment - net                   5,838             7,135

Other Assets
  Patents and trademarks, net of
    accumulated amortization
    of $278,306 and $259,163                        129,863           134,307
                                                -----------         ---------
              Total                             $   146,578         $ 180,472

                    Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and other accruals               375,200           269,777
  Royalties due related parties                      32,500            32,500
  Notes payable - related parties                    24,938            24,998
  Accrued salaries current (Note4)                  180,000           493,200
  Revolving credit line, shareholder                 80,280              -
                                                 ----------        ----------
                                                    692,917           820,415
Long-term liabilities
  Accrued salary and benefits payable,
  net of current portion (Note 4)                   429,593         1,238,153
                                                 ----------        ----------
Total Liabilities                                 1,122,510         2,058,568



Commitments and contingencies (Note 2)
  Stockholders' Equity
  Common Stock, no par value, 100,000,000
    shares authorized

2,327,359 and 2,301,359 shares issued
    and outstanding                               2,304,422         2,304,422
  Additional paid in capital                     11,420,990        10,391,364
  Accumulated deficit                           (14,701,343)      (14,573,882)
                                                ------------      ------------
                                                   (975,932)       (1,878,096)
                                                ------------      ------------
          Total                                    $146,578          $180,472

See notes to consolidated financial statement

                  VEREX LABORATORIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                 Three Months Ended      Nine Months Ended
                                 ------------------      -----------------
                                      March 31,              March 31,
                                   --------------         --------------
                              2000           1999       2000           1999
                             ------         ------     ------         ------
Revenues:
  Contract income                14,092         (100)       30,990     17,200
  Licensing income
  Miscellaneous                       1            1            73          4
                           -------------   -----------  ----------   --------
      Total revenues             14,093          (99)       31,063     17,204

Cost and expenses:
  General and
    administrative             (244,689)     235,409       151,896    669,284
  Research and development            0        1,344             0      3,501
  Marketing                         600            0           600      3,111
  Interest expense                5,741            0         6,028
                           ------------     --------    ----------   --------
 Total costs and expenses      (238,348)     236,753       158,524    675,896
                           -------------    --------    ----------   --------
Net income (loss)               252,441     (236,852)     (127,461)  (658,692)

Net income (loss) per
  common share                     0.11        (0.10)        (0.05)     (0.28)

Weighted average shares
  outstanding                 2,327,359    2,327,359     2,327,359  2,327,359


           See notes to consolidated financial statement

              VEREX LABORATORIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                   Nine Months Ended
                                                        March 31,
                                                     --------------
                                                   2000           1999
                                                  ------         ------
Cash flows from operating activities:
  Net loss                                           (127,461)       (658,692)
  Adjustments to reconcile net loss to net
   cash used by operating activities
  Depreciation and amortization                        22,766          24,624
  Changes in assets and liabilities
    Other assets                                                          438
    Prepaid expenses                                      292
    Accounts payable and other accruals               120,083          13,435
    Accrued expenses                                  (14,660)
    Accrued salary and benefits payable            (1,141,060)        539,542
    Accrued royalties                                       0               0
    Deferred rent                                           0          10,875

Net cash used by operating activities              (1,140,040)        (69,778)

Cash flows from investing activities:
  Additions to property and equipment                  (2,325)           (520)
  Additions to patents and trademarks                 (14,699)         (1,950)

Net cash used in investing activities                 (17,024)         (2,470)

Cash flows from financing activities:
  Proceeds from paid-in capital                     1,029,626
  Deposit on sale of common stock                                      59,250
  Payment received on notes receivable
  Issuance of notes receivable                         (6,000)
  Proceeds from notes payable                          80,280           8,700
  Payments on notes payable

Net cash provided by financing activities           1,103,906          67,950

Net increase in cash                                  (53,158)         (4,298)
Cash at beginning of period                            31,371           4,428

Cash at end of period                                 (21,787)            130

Supplemental disclosure of cash flow information:
Interest paid                                           6,028               0

Deferred compensation converted to paid in capital  1,029,626               0

                                  4

            VEREX LABORATORIES, INC. and SUBSIDIARIES
            Consolidated Notes to Financial Statements
                            (Unaudited)


1.   Financial Statements
-------------------------
These unaudited financial statements should be read in conjunction with the Company's financial statements as of June 30, 1999, included in the Annual Report on Form 10-K. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the consolidated financial position and results of operations for the periods presented. The results of operations for the nine-month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year. The Company's consolidated financial statements include the accounts of its wholly-owned subsidiary Bear Laboratories, Inc.

2.   Commitments
----------------
Office Lease:
-------------
The Company is obligated under an office lease commencing April 1, 1997 and ending on March 31, 2000, to pay $6,826.54 in monthly installments for its general office and research facility, which contains 8,623 sq. ft. of space. A portion of this space is subleased to others. A new lease arrangement for this lease is being negotiated.

3.   Net Income Per Common Share
--------------------------------
Income (loss) per common share for the nine-month periods ended March 31, 2000 and March 31, 1999 has been computed on the basis of the weighted number of common shares outstanding of 2,327,359.

4.   Deletion of Deferred Compensation
--------------------------------------
On March 31, 2000 the Company's President forgave a total of $1,029,626 of deferred compensation and accrued vacation.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
----------------------------------------------------------
     Operations
     ----------
     The first nine months of fiscal year 2000 ending March 31, 2000 resulted in revenue of $31,053 from operations as compared to $17,204 for the corresponding fiscal 1999 period. The revenues are from contract research projects.

     Financial Position
     ------------------
     The Company went from a deficit shareholders' equity of $1,878,096 to a negative shareholders' equity of $2,304,422 as a result of losses for the nine months of $127,461.

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

     On March 22, 2000 the Company entered into a credit facility with PR Pharmaceuticals, Inc. of Fort Collins, Colorado, whereby PR agreed to loan the Company up to $1,000,000 at 15.78% interest pursuant to a Master Loan Agreement, so long as the Company is complying with the terms of that Agreement. As of March 31, 2000 the Company had drawn $80,200 under this Agreement. PR acquired 53% of the outstanding share of common stock of the Company on March 31, 2000.

     On April 12, 2000 the company entered in an agreement with PR whereby it is to provide administrative services to the Company for a fee not to exceed $5,000 per month.



                        PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)  Exhibit 3.1 Restated Articles of Incorporation*
     Exhibit 3.2 Restated By-Laws*

*    Incorporated by reference to SEC File No. 2-82403-D filed
     September 30, 1983

     Exhibit 10.34
     Exhibit 10.35
     Exhibit 10.36
     Exhibit 10.37
     Exhibit 10.38

(b)  A report on Form 8-K was filed on March 31, 2000.

                            SIGNATURE PAGE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                         VEREX LABORATORIES, INC.


BY)Signature)                        /s/James M. Dunn, M.D.
Date)                                February 23, 2001
(Name and Title)                     James M. Dunn, M.D.
                                     President, Chief Executive Officer
                                     and Chief Financial Officer