Form 10-Q
period 2000-09-30
VEREX LABORATORIES INC/CO
filed 2001-04-16
CIK 716861

                                FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2000
                                ---------------------
                                 OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


Commission file number        0-11232
                          --------------
                         VEREX LABORATORIES, INC.
           ----------------------------------------------------
          (Exact name of Registrant as specified in its charter)

           Colorado                                     84-0850695
-------------------------------                     ---------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

14 Inverness Drive East, D-100             Englewood, Colorado       80112
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

     Yes          No     X
         -----        ------
                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The registrant had 2,327,359 shares of its no par value common stock outstanding as of September 30, 2000.

                      VEREX LABORATORIES, INC.
                    CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                        September 30, 2000     June 30, 2000
                                      ----------------------  ---------------
Assets
Current assets:
  Cash and cash equivalents                       4,402               33,967
  Notes receivable                               25,300               25,300
  Prepaid expenses                                6,826               19,292
                                         --------------         ------------
                                                 36,528               78,559
Property and equipment, at cost
  Furniture and equipment                       496,874              496,874
  Leasehold improvements                          1,317                1,317
                                         --------------         ------------
                                                498,191              498,191
Less accumulated depreciation                  (493,947)            (493,560)
   and amortization
                                         ---------------        -------------
Property and equipment - net                      4,244                4,631

Other assets:
  Patents and trademarks,                       322,214              398,661
  less accumulated amortization                (215,222)            (284,688)
                                         ---------------        -------------
Patents - net                                   106,992              113,973
                                         ---------------        -------------
Total                                           147,764              197,163
                                         ---------------        -------------
               Liabilities and Stockholders' Equity


Current liabilities:
  Accounts payable and other accruals           348,939              335,807
  Accrued salaries current                      180,000              180,000
  Revolving credit line, shareholder            360,000              280,000
  Note payable to related party                  24,938               24,938
  Royalties due to related parties               32,500               32,500
                                          -------------          -----------
                                                946,377              853,245
Long-term liabilities
  Accrued salary and benefits payable,
     net of current portion                     369,778              407,391

Stockholders' deficit:
   Common Stock, no par value,
     100,000,000 shares                       2,304,422            2,304,422
   authorized, 2,327,359 shares issued
     and outstanding
   Additional paid in capital                11,420,990           11,420,990
   Accumulated deficit                      (14,893,803)         (14,788,883)
                                           -------------         ------------
                                             (1,168,391)          (1,063,471)
                                           -------------         ------------
Total                                           147,764              197,165


                        VEREX LABORATORIES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                     Three Months Ended
                                                ---------------------------
                                                        September 30,
                                                     -----------------
                                                 2000                1999
                                                ------              ------
Revenues:
  Licensing income
  Contract income                                           0           2,333
  Rental income                                         7,630
  Miscellaneous                                                             1
                                                -------------   -------------
            Total revenues                              7,630           2,334

Cost and expenses:
  General and administrative                                          171,706
  Research and development                             90,914               0
  Marketing                                                 0               0
  Interest expense                                     21,634
                                                -------------    ------------
Total costs and expenses                              112,548         171,706

Net income (loss)                                    (104,918)       (169,372)
                                                ==============   =============
Net income (loss) per common share                      (0.05)          (0.07)
                                                ==============   =============
Weighted average shares outstanding                 2,327,359       2,327,359

See notes to consolidated financial statement

                       VEREX LABORATORIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                    Three Months Ended
                                                       September 31,
                                                    -------------------
                                                 2000               1999
                                                ------             ------
Cash flows from operating activities:
  Net loss                                        (104,918)          (169,373)
  Adjustments to reconcile net loss to net
   cash used by operating activities
   Depreciation                                        386              1,208
   Amortization                                      6,981             (3,127)
   Changes in assets and liabilities
    Prepaid expenses                                12,466                  0
    Accounts payable and other accruals             13,132             35,973
    Accrued expenses                                     0            (14,660)
    Accrued salary and benefits payable            (37,613)           112,679
    Accrued royalties                                    0                  0
                                             --------------      -------------
Net cash used by operating activities             (109,566)           (37,300)

Cash flows from investing activities:
  Additions to property and equipment                    0                  0
  Additions to patents and trademarks                    0              9,508
                                             -------------       ------------
Net cash used in investing activities                    0              9,508

Cash flows from financing activities:
  Proceeds from paid-in capital                          0                  0
  Payment received on notes receivable                   0                  0
  Issuance of notes receivable                           0               (500)
  Proceeds from notes payable                       80,000                  0
  Payments on notes payable                              0                  0
                                             -------------       -------------
Net cash provided by financing activities           80,000               (500)

Net increase in cash                               (29,566)           (28,292)
Cash at beginning of period                         33,967             31,371

Cash at end of period                                4,401              3,079

Supplemental disclosure of cash
  flow information:
    Interest paid                                   21,634                  0
    Deferred compensation converted
       to paid in capital                                0                  0

See notes to consolidated financial statement

                        VEREX LABORATORIES, INC.
               Consolidated Notes to Financial Statements
                              (Unaudited)

1.   Financial Statements
-------------------------
These unaudited financial statements should be read in conjunction with the Company's financial statements as of June 30, 2000, included in the Annual Report on Form 10-K. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the consolidated financial position and results of operations for the periods presented. The results of operations for the three-month period ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

2.   Commitments
----------------
Office Lease:
-------------
The Company leases office and research facilities at 14 Inverness Drive East, Building D, Suite 100, Englewood, Colorado, consisting of 6,486 square feet of space at $4,459 per month pursuant to a lease through March 31, 2002. The Company sublets a portion of the premises at $2,106 per month to another unaffiliated company.

3.   Net Income Per Common Share
--------------------------------
Net income (loss) per common share for the three-month periods ended September 30, 2000 and 1999 has been computed on the basis of the weighted number of common shares outstanding of 2,327,359.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
----------------------------------------------------------
     Operations
     ----------
     The first three months of fiscal year 2001 ending September 30, 2000 resulted in revenue of $7,630 from operations as compared to $2,334 for the corresponding fiscal 2000 period. General and administrative expenses were up but research and development expenses were down from the prior year.

     Financial Position
     ------------------
     The Company went from a deficit shareholders' equity of $1,063,471 to a negative shareholders' equity of $1,168,391 as a result of losses for the three months of $104,918.

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

     On March 22, 2000 the Company entered into a one year credit facility with PR Pharmaceuticals, Inc. of Fort Collins, Colorado, whereby PR agreed to loan the Company up to $1,000,000 at 15.78% interest pursuant to a Master Loan Agreement, so long as the Company is complying with the terms of that Agreement. As of December 31, 2000 the Company had drawn $360,000 under this Agreement. PR acquired 53% of the outstanding share of common stock of the Company on March 31, 2000. The credit facility expired on March 21, 2001. It has not been extended and there is no assurance that it will be extended. As of the date of this filing, the Company is in default on this credit facility.

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

*    Incorporated by reference to SEC File No. 2-82403-D filed
     September 30, 1983

     Exhibit 10.34
     Exhibit 10.35
     Exhibit 10.36
     Exhibit 10.37
     Exhibit 10.38

(b)  No reports on Form 8-K were filed during the quarter ended
     September 30, 2000.











                                  6
                           SIGNATURE PAGE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant)                         VEREX LABORATORIES, INC.


BY(Signature)                        /s/Patrick Bols
(Date)                               April 13, 2001
(Name and Title)                     Patrick Bols
                                     President