Form 10-Q
period 2000-12-31
VEREX LABORATORIES INC/CO
filed 2001-04-16
CIK 716861

                            FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 2000
                               ----------------------
                              OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


Commission file number        0-11232
                         ----------------
                         VEREX LABORATORIES, INC.
           ----------------------------------------------------
          (Exact name of Registrant as specified in its charter)

           Colorado                                     84-0850695
----------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

14 Inverness Drive East, D-100             Englewood, Colorado       80112
--------------------------------------------------------------------------
                (Address of principal executive offices)
                              (303) 799-4499
          ----------------------------------------------------
          (Registrant's telephone number, including area code)


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

     The registrant had 2,387,907 shares of its no par value common stock outstanding as of December 31, 2000.


                        VEREX LABORATORIES, INC.
                      CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                                         December 31, 2000    June 30, 2000
                                        -------------------  ---------------
Assets
 Current assets:
   Cash and cash equivalents                     51,985              33,967
   Notes receivable                              25,300              25,300
   Prepaid expenses                               6,826              19,292
                                          -------------        ------------
                                                 84,111              78,559
Property and equipment, at cost
  Furniture and equipment                       496,874             496,874
  Leasehold improvements                          1,317               1,317
                                          -------------        ------------
                                                498,191             498,191
Less accumulated depreciation                  (494,334)           (493,560)
   and amortization
                                          --------------       -------------
Property and equipment - net                      3,857               4,631

Other assets:
  Patents and trademarks,                       322,214             398,661
   less accumulated amortization               (222,203)           (284,688)
                                          --------------       -------------
       Patents - net                            100,011             113,973
                                          -------------        ------------
Total                                           187,979             197,163
                                          -------------        ------------
            Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and other accruals           276,903             335,807
  Accrued salaries current                      180,000             180,000
  Revolving credit line, shareholder            558,399             280,000
  Note payable to related party                  24,938              24,938
  Royalties due to related parties               32,500              32,500
                                          -------------        ------------
                                              1,072,740             853,245
Long-term liabilities
  Accrued salary and benefits payable,
    net of current portion                      332,404             407,391

Stockholders' deficit:
Common Stock, no par value, 100,000,000
  shares authorized, 2,327,359 shares         2,305,027           2,304,422
  issued and outstanding
Additional paid in capital                   11,450,658          11,420,990
Accumulated deficit                         (14,972,850)        (14,788,883)
                                           -------------       -------------
                                             (1,217,165)         (1,063,471)
                                           -------------       -------------
Total                                           187,979             197,165


                      VEREX LABORATORIES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                             Three Months Ended        Six Months Ended
                             --------------------     ------------------
                                 December 31,             December 31,
                               ----------------         ---------------
                            2000           1999          2000         1999
                           ------         ------        ------       ------
Revenues:
  Contract income                           14,565                     16,898
  Miscellaneous                                 71           161           72
  Rental income               7,745                       15,375
                         ----------   ------------  ------------  -----------
Total revenues                7,745         14,636        15,536       16,970

Cost and expenses:
  General and
    administrative           36,597        224,879       106,943      396,585
  Research and
    development              24,168              0        44,897            0
  Marketing                       0              0             0            0
  Interest expense           26,029            287        47,663          287
                          ---------    -----------   -----------  -----------
Total costs and expenses     86,794        225,166       199,503      396,872

Net income (loss)           (79,049)      (210,530)     (183,967)    (379,902)
                          ==========   ============  ============ ============
Net income (loss) per
  common share                (0.03)         (0.09)        (0.08)       (0.16)
                          ==========   ============  ============ ============
Weighted average
  shares outstanding      2,387,907      2,327,359     2,387,907    2,327,359

See notes to consolidated financial statement

                       VEREX LABORATORIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                  Six Months Ended
                                                    December 31,
                                                 -------------------
                                                2000             1999
                                               ------           ------
Cash flows from operating activities:
  Net loss                                        (183,967)         (379,902)
  Adjustments to reconcile net loss to net
    cash used by operating activities
      Depreciation                                     774             2,416
      Amortization                                  13,962            10,272
      Stock issued for services                     30,273
      Changes in assets and liabilities
        Prepaid expenses                            12,466               292
        Accounts payable and other accruals        (58,904)           56,966
        Accrued expenses                                 0           (14,660)
        Accrued salary and benefits payable        (74,987)          296,603
        Accrued royalties                                0                 0
                                              -------------     -------------
Net cash used by operating activities             (260,383)          (28,013)

Cash flows from investing activities:
  Additions to property and equipment                    0            (2,325)
  Additions to patents and trademarks                    0           (14,699)
                                              ------------      -------------
Net cash used in investing activities                    0           (17,024)

Cash flows from financing activities:
  Proceeds from paid-in capital                          0                 0
  Payment received on notes receivable                   0                 0
  Issuance of notes receivable                           0            (3,000)
  Proceeds from notes payable                      278,400            30,000
  Payments on notes payable                              0                 0
                                              ------------      ------------
Net cash provided by financing activities          278,400            27,000

Net increase in cash                                18,017           (18,037)
Cash at beginning of period                         33,967            31,371

Cash at end of period                               51,984            13,334

Supplemental disclosure of cash
  flow information:
     Interest paid                                  47,663               287

     See notes to consolidated financial statement

                        VEREX LABORATORIES, INC.
               Consolidated Notes to Financial Statements
                             (Unaudited)


1.   Financial Statements
-------------------------
These unaudited financial statements should be read in conjunction with the Company's financial statements as of June 30, 2000, included in the Annual Report on Form 10-K. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the consolidated financial position and results of operations for the periods presented. The results of operations for the six-month period ended December 31, 2000, are not necessarily indicative of the results to be expected for the full year.

2.   Commitments
----------------
Office Lease:
-------------
The Company leases office and research facilities at 14 Inverness Drive East, Building D, Suite 100, Englewood, Colorado, consisting of 6,486 square feet of space at $4,459 per month pursuant to a lease through March 31, 2002. The Company sublets a portion of the premises at $2,106 per month to another unaffiliated company.

3.   Net Income Per Common Share
--------------------------------
Income (loss) per common share for the six-month periods ended December 31, 2000 and December 31, 1999 has been computed on the basis of the weighted number of common shares outstanding of 2,387,907 and 2,327,359 respectively.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
-----------------------------------------------------------
     Operations
     ----------
     The first six months of fiscal year 2001 ending December 31, 2000 resulted in revenue of $15,536 as compared to $16,970 for the corresponding fiscal 1999 period. The revenues are from subleasing a portion of their office space. General and administrative expense and research and development expense are less than in 1999 due to general belt tightening.

     Financial Position
     ------------------
     The Company went from a deficit shareholders' equity of $1,063,471 to a negative shareholders' equity of $1,217,165 as a result of losses for the six months of $183,967.

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

     On March 22, 2000 the Company entered into a one year credit facility with PR Pharmaceuticals, Inc. of Fort Collins, Colorado, whereby PR agreed to loan the Company up to $1,000,000 at 15.78% interest pursuant to a Master Loan Agreement, so long as the Company is complying with the terms of that Agreement. As of December 31, 2000 the Company had drawn $558,399 under this Agreement. PR acquired 53% of the outstanding share of common stock of the Company on March 31, 2000. The credit facility expired on March 21, 2001. It has not yet been extended and there is no assurance that it will be extended. As of the date of this filing, the Company is in default on this credit facility.


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

(b)  No reports on Form 8-K were filed during the quarter ended
     December 31, 2000.

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