Form 10-Q
period 2001-03-31
VEREX LABORATORIES INC/CO
filed 2001-05-18
CIK 716861

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2001
                                -----------------
                            OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


Commission file number        0-11232
                          ---------------
                         VEREX LABORATORIES, INC.
           ----------------------------------------------------
          (Exact name of Registrant as specified in its charter)

           Colorado                                     84-0850695
 ------------------------------                     ---------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

14 Inverness Drive East, D-100             Englewood, Colorado       80112
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

     Yes          No    X
                     ------
                 APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The registrant had 2,387,907 shares of its no par value common stock outstanding as of March 31, 2001.

                         VEREX LABORATORIES, INC.
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                                March 31, 2001   June 30, 2000
                                                  ---------------------------
                            Assets
Current assets:
  Cash and cash equivalents                           1,906        33,967
  Notes receivable                                   25,300        25,300
  Prepaid expenses                                    6,826        19,292
                                                -----------     ---------
                                                     34,032        78,559
Property and equipment, at cost
  Furniture and equipment                           496,874       496,874
  Leasehold improvements                              1,317         1,317
                                                -----------     ---------
                                                    498,191       498,191
Less accumulated depreciation                      (494,721)     (493,560)
   And amortization                             ------------    ----------
Property and equipment - net                          3,470         4,631

Other assets:
  Patents and trademarks,                           322,214       398,661
  Less accumulated amortization                    (229,184)     (284,688)
                                                ------------    ----------
  Patents - net                                      93,030       113,973
                                                ------------    ----------
Total                                               130,532       197,163
                                                -----------     ----------
           Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and other accruals               288,298       335,807
  Accrued salaries current                          180,000       180,000
  Revolving credit line, shareholder                635,836       280,000
  Note payable to related party                      24,938        24,938
  Royalties due to related parties                   32,500        32,500
                                                -----------     ---------
                                                  1,161,572       853,245
Long-term liabilities
  Accrued salary and benefits payable,
    net of current portion                          294,147       407,390

Stockholders' deficit:
  Common Stock, no par value, 100,000,000
    shares authorized, 2,387,907 and
    2,327,359 shares issued and outstanding,
    respectively                                  2,305,027     2,304,422
  Additional paid in capital                     11,450,658    11,420,990
  Accumulated deficit                           (15,080,872)  (14,788,884)
                                                ------------  ------------
                                                 (1,325,187)   (1,063,472)
                                                ------------   -----------
Total                                               130,532       197,163

                      VEREX LABORATORIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                   Three Months Ended     Nine Months Ended
                                  ---------------------  -------------------
                                        March 31,            March 31,
                                       ----------           ----------
                                   2001        2000      2001       2000
                                  ------      ------    ------     ------
Revenues:
  Contract income                              14,092                30,990
  Miscellaneous                                     1        161         73
  Rental income                     7,845                 23,220
                               ----------   ---------    -------  ----------
Total revenues                      7,845      14,093     23,381      31,063

Cost and expenses:
  General and administrative       62,214    (244,689)    169,157    151,896
  Research and development         26,054           0      70,951          0
  Marketing                             0         600           0        600
  Interest expense                 27,600       5,741      75,263      6,028
                                ---------    ---------  ---------  ---------
Total costs and expenses          115,868    (238,348)    315,371    158,524

Net income (loss)                (108,023)    252,441    (291,990)  (127,461)
                                ==========   =========   =========  =========
Net income (loss) per common
  share                             (0.05)       0.11       (0.12)     (0.05)
                                ==========  =========    =========  =========
Weighted average shares
  outstanding                   2,387,907   2,327,359    2,387,907  2,327,359

See notes to consolidated financial statement

                        VEREX LABORATORIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                  Nine Months Ended
                                                      March 31,
                                                 -------------------
                                                 2001           2000
                                                ------         ------
Cash flows from operating activities:
  Net loss                                        (291,990)       (127,461)
  Adjustments to reconcile net loss to net
    cash used by operating activities
  Depreciation                                       1,162           3,623
  Amortization                                      20,943          19,143
  Stock issued for services                         30,273
  Changes in assets and liabilities
  Prepaid expenses                                  12,466             292
  Accounts payable and other accruals              (47,509)        120,083
  Accrued expenses                                       0         (14,660)
  Accrued salary and benefits payable             (113,244)     (1,141,060)
  Accrued royalties                                      0               0
                                                -----------     -----------
      Net cash used by operating activities       (387,898)     (1,140,040)

Cash flows from investing activities:
  Additions to property and equipment                    0          (2,325)
  Additions to patents and trademarks                    0         (14,699)
                                                -----------     -----------
      Net cash used in investing activities              0         (17,024)

Cash flows from financing activities:
  Forgiveness of accrued salaries by
    officer/shareholder                                  0       1,029,626
  Payment received on notes receivable                   0               0
  Issuance of notes receivable                           0          (6,000)
  Proceeds from notes payable                      355,837          80,280
  Payments on notes payable                              0               0
                                                 ----------     -----------
      Net cash provided by financing activities    355,837       1,103,906

Net increase in cash                               (32,061)        (53,158)
Cash at beginning of period                         33,967          31,371
Cash at end of period                                1,906         (21,787)

Supplemental disclosure of cash flow information:
  Interest paid                                     75,263           6,028

     See notes to consolidated financial statement

                        VEREX LABORATORIES, INC.
                Consolidated Notes to Financial Statements
                              (Unaudited)


1.   Financial Statements
-------------------------
These unaudited financial statements should be read in conjunction with the Company's financial statements as of June 30, 2000, included in the Annual Report on Form 10-K. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the consolidated financial position and results of operations for the periods presented. The results of operations for the nine-month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

2.   Commitments
----------------
Office Lease:
The Company leases office and research facilities at 14 Inverness Drive
East, Building D, Suite 100, Englewood, Colorado, consisting of 6,486 square feet of space at $4,459 per month pursuant to a lease through March 31, 2002. The Company sublet a portion of the premises at $2,106 per month to another unaffiliated company, which sublease expired March 31, 2001 and has not been renewed.

3.   Net Income Per Common Share
--------------------------------
Income (loss) per common share for the nine-month periods ended March 31, 2001 and March 31, 2000 has been computed on the basis of the weighted number of common shares outstanding of 2,387,907 and 2,327,359 respectively.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
----------------------------------------------------------
     Operations
     ----------
     The first nine months of fiscal year 2001 ending March 31, 2001 resulted in revenue of $23,381 as compared to $31,063 for the corresponding fiscal 2000 period. The revenues are largely from subleasing a portion of their office space. General and administrative expense and research and development expense are more than in 2000 because business services for the Company have been contracted out to an outside agency.

     Financial Position
     ------------------
     The Company went from a deficit shareholders' equity of $1,063,472 to a deficit shareholders' equity of $1,325,187 as a result of losses for the nine months of $291,990.

     Liquidity and Capital Resources
     -------------------------------
     Other than facilities rent, salaries, and note payable to PR
     Pharmaceuticals, there are no other commitments. Except as indicated above, there are no planned expenditures outside the normal operating costs of the Company which will cause the Company to make any extraordinary plans for handling any cash requirements within the foreseeable future.

     On March 22, 2000 the Company entered into a one year credit facility with PR Pharmaceuticals, Inc. of Fort Collins, Colorado, whereby PR Pharmaceuticals agreed to loan the Company up to $1,000,000 at 15.78% interest pursuant to a Master Loan Agreement, so long as the Company is complying with the terms of that Agreement. As of March 31, 2001 the Company had drawn $635,836, of which $20,836 is accrued interest, under this Agreement. PR Pharmaceuticals acquired 53% of the outstanding share of common stock of the Company on March 31, 2000. The credit facility expired on March 21, 2001. Verex is in default on this obligation. PR Pharmaceuticals informed the Company on April 27, 2001 that the credit facility will not be extended or renewed. Since Verex does not have sufficient cash generated from operations or financing for working capital, it intends to reduce expenses by moving the remaining operations to PR Pharmaceuticals' facilities in Fort Collins and sublease the Denver facilities. There is no assurance that the company will be able to sublease the Denver facilities. Further, as of the date of this filing, Verex has no employees. On April 12, 2000 the company entered in an agreement with PR Pharmaceuticals whereby it is to provide administrative services to the Company for a fee not to exceed $5,000 per month. Subsequent to the end of the period the Company's majority shareholder, PR Pharmaceuticals, Inc., informed the Company that PR Pharmaceuticals is evaluating the possibility of acquiring all of the shares of Verex that it does not own at a price and date to be determined. However, there is no assurance that such a transaction will be completed.



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

(b)  No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                          SIGNATURE PAGE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                         VEREX LABORATORIES, INC.



BY(Signature)                        /s/Patrick Bols
(Date)                               May 15, 2001
(Name and Title)                     Patrick Bols
                                     President