Form 10-K
period 2001-06-30
VEREX LABORATORIES INC/CO
filed 2001-11-26
CIK 716861

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-KSB

                             ANNUAL REPORT
                  PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
  (Mark One)

  [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the fiscal year ended June 30, 2001 or

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ___________  to __________

                      Commission file number 0-11232
                                   ---------

                        VEREX LABORATORIES, INC.
  ------------------------------------------------------------------------

          (Exact name of Registrant as specified in its charter)

             Colorado                          84-0850695
            ----------                        ------------
  (State or other jurisdiction              (I.R.S. Employer
  of incorporation or organization)        Identification No.)

  Building D, Suite 100, 14 Inverness Dr. East, Englewood, CO   80112
  - ----------------------------------------------------------------------
  -
  (Address of principal executive offices)                    (Zip Code)

  Registrant's telephone number, including area code:   (303) 799-4499
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
  Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject
  to such filing requirements for the past 90 days.   Yes _______   No _____

       The aggregate market value of the voting stock held by non-affiliates of the Registrant at October 4, 2001 was approximately $417,000.

       The number of shares outstanding of the Registrant's no par value common stock as of June 30, 2001, was 2,387,907 shares.


                                PART I

  ITEM 1.  BUSINESS
           --------

  Background
  -------------

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

       On or about March 31, 2000, PR Pharmaceuticals, Inc. ("PRP") , a privately held pharmaceuticals company focused on developing drug delivery systems, acquired 52.95% of the outstanding common stock of the Company from certain of the shareholders and directors of the Company.
  The selling shareholders received one share of PRP common stock for each 15 shares' of Verex common stock. In the purchase agreement, PRP agreed to make a tender offer to purchase the remaining shares of outstanding Verex common stock on a similar exchange basis or, at PRP's option for a cash purchase price. This agreement was based on the condition that audited financials of the Company would be issued on or before November 30, 2000, which condition was not met.

  Credit Facility
  ---------------

  On March 20, 2000 the Company obtained a $1 million credit facility with PRP, Inc. Without the credit facility, the Company would have been unable to continue to operate for any significant period. The Credit facility was also negotiated to provide payment of the accrued management compensation. On March 22, 2001 this credit facility became due and payable. PRP, Inc. did not extend this credit facility and the Company is currently in default. At June 30, 2001, the Company owed $615,000 in principal and $56,000 in interest on this credit facility. In order for the Company to maintain its commitment to provide payment of accrued management compensation the Company has negotiated a series of 90-day notes with PRP, Inc. At June 30, 2001, the Company had borrowed $45,000 under two notes. In addition, PRP, Inc. has advanced $49,192 on account to enable the Company to pay operating expenses such as rent and utilities. PRP, Inc. has made no commitments to continue to provide funds and there is no assurance that funds will be available to support operations or research and development. See Management's Discussion - Liquidity & Capital Resources, below.

  Assignment of Certain Future Revenues - Birklea, Ltd.
  ------------------------------------------------------

       Effective November 30, 1993, the Company entered into a Credit Agreement with Birklea, Ltd., a major shareholder of the Company, whereby Birklea, Ltd. agreed to use its best efforts to provide up to $10,000,000 in financing to the Company. The note was secured by the Company's right, title and interest in patent applications, patents, trade names, know-how and trade secrets relating to existing and future drug formulations relating to the drug commonly known as AZT. In March 1997, the balance (principal and interest) on this note was $2,185,984, when the Company and Birklea agreed that the debt was forgiven in consideration for the assignment of 25% of all future sources of revenue from the Company's AZTEC formulation, and 5% of all future revenues from other specified Company drug formulations up to $4,650,000 and $2,325,000 respectively. In addition, the Company agreed to assign to Birklea, Ltd. the AZTEC formulation in the event it has not licensed it prior to December 31, 1998. This assignment was not effectuated and on or about, January 27, 2000, the Company amended this royalty agreement with Birklea, Ltd., to change the AZTEC royalty to equal 7.5% of license royalty or on gross profit received by the Company on sales or licensing from the Aztec product only and to change all other future royalties to equal 3% of license royalty or on gross profit received by the Company on other specified drug formulations. The Company further modified the aggregate royalty payment to be limited to $2,325,000 for all products including AZTEC formulations.

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

  Licensing Activities
  ---------------------

  The Company has licensing agreements with several foreign-based pharmaceutical companies covering the Company's patented constant- release rate formulation of AZTEC, VEREXAMIL, as well as its proprietary once daily delivery system for diltiazem, drugs used in the treatment of heart disease and hypertension. These agreements provide the licensee the exclusive right to market the formulations in a certain geographical area for a specified period of time subject to the licensee maintaining high quality of material and workmanship for the product and require an initial licensing fee payable to the Company and a royalty to the Company based on product sales or other arrangements. None of those agreements has produced significant revenue for the Company to date and there is no assurance that these agreements will produce any significant revenue in the future.

  The Company has not licensed its technology relating to other sustained release prescription drugs. Most licenses generally provide for the Licensee to obtain registration for the products.

  The following table summarizes licensing agreements in existence at June 30, 2001:

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

  Trima Pharmaceutical          Israel                        Verapamil,
  (1993)                                                      Diltiazem

  Trimel Life Sciences          Canada and                    Nifedipine,
  (Formerly Galen               United States                 Naproxen,
   Pharma, Inc.)                                              Indomethacin
  (1988)

  Trimel Pharmaceutical         Israel                        Verapamil,
  (1992)                                                      Diltiazem

  Productos BiotyLDA            Portugal                      Verapamil
  (1988)


  PR Pharmaceuticals
  Agreement regarding patent
  prosecution, research and                                   Nanosphere
  development)                 Not Applicable                 Technology

     Royalties on the foregoing licensing agreements range from 5% to 7.5% of invoice sales and there are no minimum sales requirements pursuant to the agreements. The Company is not entitled to any royalties under the agreement with Sanofi. The Company has been notified that Laevosan does not intend to sell Verapamil in Austria, and the Company intends to determine if other distributors may be interested in selling this product. The Company received no revenues from licensing fees and royalties during the fiscal years ending June 30, 2001 and 2000. The Company does not foresee receiving any significant revenue from those licensing agreements.

       The Company does not have the resources to continue to pursue licensing arrangements.

  AZT Formulation
  -------------------

       The Company has developed a controlled release rate formulation of zidovudine (AZT), an important drug used in the treatment of persons diagnosed as having Acquired Immunodeficiency Syndrome (AIDS) or being HIV positive. The trademark name AZTEC has been registered with the United States Patent and Trademark Offices and a patent covering this formulation of AZT was issued in the United States on Oct. 28, 1997. However, the use of the compound AZT for the treatment of HIV is protected by patents held by GlaxoSmithKline plc, which do not expire in the U.S. until 2005. During the fiscal years ended June 30, 1995, 1996, 1997 and 1998 clinical trials of AZTEC were conducted at 15 sites in the United States at a cost of approximately $2,400,000. Clinical work and product registration activities were halted by the Company because of lack of financial resources. In the mean time the AIDS treatment market is evolving rapidly, with many new drugs and combination treatments introduced in recent years. In this framework, the Company is currently assessing possible options with respect to continuing to develop the AZTEC product.

  Future Drug Delivery System
  -------------------------------

        The Company has been in early stage development of a sustained drug delivery system that has shown potential for oral administration of drugs of macromolecule size, particularly proteins, polypeptides and polysaccharides, which have low or no bioavailability when given orally. After the previous management abandoned a patent application with respect to this approach, a new provisional patent application was filed with the assistance of PR Pharmaceuticals with respect to this approach in November 2000. PR Pharmaceuticals, Inc. and Verex have agreed that PR Pharmaceuticals, Inc. will pay for certain intellectual property and research costs of this technology, and that the two companies will share equitably in any proceeds from the development of this technology.
  However the Company has been unsuccessful in reproducing earlier work with this approach. The Company is evaluating additional experiments in this area. There can be no assurance that a patent will be issued and if it does, whether the claims will be commercially significant.

  Veraderm
  ------------

  This is a wound dressing, made from a proprietary formulation of polymers that, when applied superficially to an open wound, can enhance healing while diminishing the chances of infection. Early testing has shown that it might be beneficial in the treatment of decubitus ulcers. However, no controlled clinical field trials have been carried out. A trademark has been received. Licensing opportunities are currently being explored, along with the associated regulatory requirements and costs.

  Psorex
  ----------

       The Company has discovered a treatment for alleviating the symptoms of psoriasis, which it believes is safe and effective with no side effects. Psoriasis is a chronic inflammatory skin disease, characterized by skin scaling and ulcerations, which affects about 2% of the population.
  The formulation is a tablet, which contains safe ingredients. Further development and/or licensing opportunities are currently being explored, along with the associated regulatory requirements and costs.

  Patents and Trademarks
  -------------------------

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

  Competition and Markets
  --------------------------

       The Company's drug formulations face severe competition from many companies which have far greater financial and technical resources as well as an established reputation.

       The Company has sought licensing arrangements for its formulations rather than engage in significant marketing efforts of its own.

  Employees
  ------------

       The Company had one full-time employee at June 30,2000, who is also a director of the Company. The employee resigned his employment with the Company in April of 2001 and became an employee of PR
  Pharmaceuticals; He  remains a director of the Company.


  ITEM 2.  PROPERTIES
           ----------

       The Company leases office and research facilities at 14 Inverness Drive East, Building D, Suite 100, Englewood, Colorado, consisting of 6,486 square feet of space at $4,594 per month pursuant to a lease through March 31, 2002. The Company sublets a portion of the premises at $2,700 per month to another unaffiliated company.


  ITEM 3.  LEGAL PROCEEDINGS
           -----------------

       No legal proceedings are pending.



  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

      There were no matters submitted to the Company's shareholders for a vote during the Company's fiscal fourth quarter.


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

                                                High               Low
  -----------------------------------------------------------------------
  Fourth Qtr. (Ended June 30, 2001)             $.50               $.38
  Third Qtr.  (Ended March 31, 2001)            $.43               $.43
  Second Qtr. (Ended December 31,2000)          $.43               $.43
  First Qtr.  (Ended September 30,2000)         $.43               $.43

  Fourth Qtr. (Ended June 30, 2000)             $.56               $.35
  Third Qtr.  (Ended March 31, 2000)            $.56               $.42
  Second Qtr. (Ended December 31,1999)          $.66               $.35
  First Qtr.  (Ended September 30,1999)         $.44               $.35

  The foregoing quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

       As of June 30, 2001, the Company had approximately 1,236 holders of record of its common stock and the closing bid price on its common stock on Thursday, October 4, 2001 was $.40 per share

       The Company has not paid any dividends since its inception and presently anticipates that all earnings will be retained for development of the Company's business.

  ITEM 6.  SELECTED FINANCIAL DATA
           ------------------------

       Following is a summary of selected financial data. See the financial statements included herein for more complete information.

                      Year Ended    Year Ended    Year Ended    Year Ended
                        6/30/01       6/30/00        6/30/99       6/30/98
                                   (as restated)  (as restated)
                      -----------    -----------   -----------   -----------

  Working Capital
  (Deficit)         $(1,605,042)    $ (781,385)    $ (783,256)   $ (254,923)

  Total
  Assets                 53,294        100,237         81,281       170,514

  Total
  Liabilities         1,635,706      1,349,269      2,008,727     1,201,564

  Long
  Term Debt                   0        489,325      1,167,141       933,970

  Shareholders'
  (Deficit)          (1,582,412)    (1,249,032)    (1,927,446)   (1,031,050)

  Revenues                    0         31,546        104,200       301,093

  Net(Loss)            (359,415)      (638,742)      (955,765)     (748,957)

  Net(Loss)
  Per Share              (.14)          (.25)           (.41)          (.32)


  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
           -------------------------------------------------

  Results of Operations
  ------------------------

  2001 Compared to 2000, as restated
  -----------------------------------
  Revenues for 2001 were $ -0- compared to $31,546 in 2000. Revenue in 2000 related to a special project for contract pharmaceutical extraction. The contract was of limited scope and was fully completed prior to June 30, 2000. The Company recognized income once the project had been completed and accepted by the Company's client. The Company has no expectation of future contract projects in pharmaceutical development, but will analyze the value of such projects if new opportunities are presented. The net loss for 2001 was $359,415 or $279,327 less than the restated net loss reported for fiscal 2000. This is principally attributed to the decrease in general and administrative expenses of $397,531 that was the result of decreased employment related expenses. This was offset by an increase in interest expense of $96,949 which was the result of an increase in borrowing activity and the accrual of interest on an agreement to settle the Company's accrued salaries liability.

  2000 Compared to 1999, as restated
  -----------------------------------

  Revenues for 2000 were $31,546 compared to $104,200 in 1999. The principle difference in revenue between reporting periods is a non-recurring one time license fee of $85,000 that the Company received in 1999. The Company's licensing and sales revenue is based on the Company's ability to develop, protect, and market the Company's intellectual property. It is difficult to predict the Company's future recognition of licensing and sales revenue.

  The net loss for 2000 was $638,742 or $317,023 less than the net loss reported for fiscal 1999. This is principally attributed to the decrease in general and administrative expenses of $ 249,010 during the year ended June 30, 2000. The principal item contributing to reduced expenses was the reduction of executive compensation of approximately $210,000 as the result of the resignation of the Company's president during the year. In addition, expenditures were reduced as a result of the limitation financial resources that occurred throughout the year.

  Liquidity and Capital Resources
  ----------------------------------

       At June 30, 2001 the Company had a working capital deficiency of $1,605,042 compared to negative working capital of $781,385 at June 30, 2000. The principal items contributing to the deficiency is working capital expenditures supporting operations for fiscal 2001, and the movement of liabilities for accrued salaries from long-term to current status.

       The Company has no capital commitments other than the payment of deferred salaries to its former employees, aged accounts payable and the payment of rent on its facilities lease. Such commitments cannot be satisfied from current or projected revenues. Further, the Company has very limited cash resources to operate the Company at its current level of expense without experiencing liquidity problems.

  On March 31, 2000, PR Pharmaceuticals, Inc. (PRP) purchased approximately 53% of the outstanding stock from the majority shareholders. As part of the purchase agreement the employment agreement, royalty agreement and option agreement between the Company and its president and other company employees were either amended or terminated.

       On or about March 22, 2000, the Company arranged a credit facility with PRP, Inc. to borrow up to $1,000,000, which matured March 21, 2001. All advances under this arrangement are secured by all of the Company's assets, including its technology, patents, trademarks and proprietary information and all updates, modifications, continuations and improvements thereto. The Company was able to request advances under this line of credit from time to time as long as it is in compliance with the "Conditions of Lending" under the Master Loan Agreement.

       On March 22, 2001 this credit facility became due and payable.
  PRP, Inc. did not extend this credit facility and the Company is currently in default. At June 30, 2001 the Company owed $615,000 in principal and $56,000 in interest on this line of credit. In order for the Company to maintain its commitment to provide payment of the accrued management compensation the Company has negotiated a series of 90 day notes with PRP, Inc. At June 30, 2001 the Company had borrowed $45,000 under two notes. In addition, PRP, Inc. has advanced $49,192 on account to enable the Company to pay operating expenses such as rent and utilities. PRP, Inc. has made no commitments to continue to provide funds and there is no assurance that funds will be available to support operations or research and development. There remains $521,513 of accrued management compensation and aged payables of approximately $267,000. The Company does not have adequate resources to fund any operations, including research or development projects.

  Recently issued or Proposed Accounting Standards and Pronouncements
  -------------------------------------------------------------------

  In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No 142, "Goodwill and Other intangible Assets" and approved for issuance SFAS No. 143 "Accounting for Asset Retirement Allocations." SFAS No. 141 requires that the purchase method business combination must meet to be recognized and reported apart from goodwill. The adoption of SFAS No. 141 will have no impact on our fiscal 2001 financial statements.

       SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annual in accordance with the provisions of SFAS No. 142. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will be evaluated for impairment in accordance with the appropriate existing accounting literature. The adoption will have no impact on our fiscal 2001 financial statements.

       SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. Management is currently assessing the impact SFAS No. 143 will have on our financial condition and results of operations.

  Subsequent Events
  ------------------

  Subsequent to June 30, 2001 the Company received a notice of claim from the State of Colorado Health Science Center relating to a debt of approximately $117,219 plus $5,780 of interest through August 23, 2001 allegedly owed by the Company from 1995. The Company maintained no record of this alleged liability and the alleged liability was not recorded as of June 30, 2001. Further, the Company is subject to many claims in the normal course of its business operations. The outcome of the $117,219 aforementioned claim and those in the normal course of its business cannot be accurately predicted.

  Industry Trends
  - ----------------

       There is substantial competition with respect to delayed release drug delivery products from major, highly recognized, manufacturers with large advertising budgets. In addition, major drug manufacturers currently market recognized prescription formulations for Verapamil, Naproxen, Indomethicin and AZT.

  Future Business Strategy and Subsequent Events
  -----------------------------------------------
  The Company is reviewing the current business liquidity problem and is considering its options.


  Forward-Looking Statements
  -----------------------------

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

  ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
           ----------------------------------------------------

        On October 9, 2001, Registrant replaced Balukoff Lindstrom & Co., P.A. ("BL&Co.") as Registrant's principal accountant and engaged the services of KPMG LLP. BL&Co. was Registrant's auditor for the year ended June 30, 2000.

       The decision to replace BL&Co. was approved by unanimous consent of the Board of Directors of the Registrant on September 18, 2001.

       There have been no disagreements between BL&Co. and the Registrant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The term "disagreement" is utilized in accordance with Item 304 of Regulation S-K.

       Registrant provided BL&Co. with a copy of this Current Report on Form 8-K prior to its filing with the SEC and requested that BL&Co. furnish it with a letter, addressed to the Securities and Exchange Commission, indicating that it agrees with the statements contained in the Current Report on Form 8-K and, if it does not agree, indicating the statements with which it does not agree. BL&Co. provided such letter dated October 9, 2001, stating that they agreed with the statements made in the disclosure set out in Item 4 of Form 8-K.

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

  Name                         Age             Occupation
  James M. Dunn M.D.           64          President of the Company (1980 -
                                           March 2000); Director of the
                                           Company (1980 - Present);
                                           Treasurer of the Company (1980 -
                                           March 2000); Chairman of the
                                           Board of Directors and Chief
                                           Executive Officer of the Company
                                           (1982 - March of 2000); Assistant
                                           Professor, School of Medicine,
                                           Louisiana State University (1979 -
                                           1980); Vice President-Medical
                                           Affairs, Boots Pharmaceutical,
                                           Inc. (1979-1980); Director of
                                           Clinical Pharmacology and
                                           Research, Wallace Laboratories
                                           (1976-1979)


  James B. Petre                48         Director of the Company
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

                                           Information Association. BS in
                                           Business Administration,
                                           University of Denver.

  Steve Howe <FN1>              49         Chairman of the Board of
                                           Directors (March 2000 -
                                           Present); Chief Executive
                                           Officer (March 2000 - Present);
                                           Secretary (March 2000-
                                           Present) Chairman of the Board
                                           of Directors and Chief
                                           Executive Officer, PR
                                           Pharmaceuticals Inc.; 37%
  Shareholder of PR Pharmaceuticals
                                           Inc.; BA in Business
                                           Administration - University of
                                           Wyoming.

  Patrick Bols, Ph.D.          51          Director (March 2000 -
  <FN1>                                    Present); President (March 2000
                                           - Present); President and Director PR
                                           Pharmaceuticals Inc.; 16%
                                           Shareholder of PR Pharmaceuticals
                                           Inc.; Director of Worldwide
                                           Business Development - Johnson
                                           & Johnson; Ph.D in
                                           Agricultrual Sciences -
                                           University of Gent, Belgium.

  Edward C. Gruben             55          Treasurer (March 2000 -
                                           Present); Managing Partner -
                                           Cambridge Consulting Group LLP;
                                           Managing Partner - Cambridge
                                           Management Associates LLP;
                                           Member of the American
                                           Institute of Certified Public
                                           Accountants and the Colorado
                                           Society of CPA's; BSBA in
                                           Physical Sciences and
                                           Accounting - University of
                                           Colorado.

  <FN1> Mr Howe is a major shareholder in PR Pharmaceuticals Inc.
  which owns 52.95% of the Company's issued and outstanding common stock.

       The Board of Directors does not have Audit, Compensation or Nominating Committees. During the period from July 1, 2000 to June 30, 2001, the Board of Directors met two times, and all directors attended the meetings, either in person or by telephone.

  ITEM 11.  EXECUTIVE COMPENSATION
            ----------------------

  The following tabular information includes all plan and non-plan compensation paid to the Company's President and to all other executive officers whose total annual salary and bonus is $100,000 or more.

                                  Summary Compensation
                  Annual Compensation                 Long-Term Compensation
             -----------------------------     -------------------------------
                                                   Awards         Payouts
                                              ----------------   ----------
                                    Other                               All
                                    Annual   Restricted                 Other
Name and                            Compen-   Stock             LTIP   Compen-
Principal          Salary   Bonus   sation   Award(s) Options/ Payouts sation
Position    Year    ($)      ($)     ($)        ($)    SARs(#)   ($)     ($)
----------  ----   ------   -----  -------   --------  -----   ------- -------
James M.    2001     -0-     -0-      -0-       -0-     -0-      -0-     -0-
Dunn, M.D.  2000  125,000    -0-      -0-       -0-     -0-      -0-     -0-
 (Former    1999  125,000    -0-    9,063       -0-     -0-      -0-     -0-
President and
Chairman of
the Board)

  ---------------------------

  (1) Dr. Dunn was actually paid -0-, $31,250, and $0 as salary for the years ended June 30, 2001, 2000 and 1999, respectively. The annual salaries set forth above are pursuant to Dr. Dunn's employment contract discussed below.

    (2) Dr. Dunn actually received $0 in fiscal 2001 and 2000, in other forms of compensation comprised of premiums paid on life insurance and automobile lease and maintenance expense. He earned $ -0-, $5,506 and $5,506 in vacation allowance for fiscal 2001, 2000 and 1999, respectively and $0, $0 and $0 respectively in product minimum royalties for each fiscal year: 2001, 2000 and 1999, all of which was deferred along with accumulated amounts through January 1, 2000.

    (3) Excludes amounts accrued and forgiven by Dr. Dunn on March 31, 1997.

  Employment Contract - James M. Dunn, M.D.
  -------------------------------------------
       On November 30, 1993, the Company entered into an employment agreement with its now former President, James M. Dunn, M.D. whereby Dr. Dunn agreed to serve as President of the Company until he reaches the age of 65 (2003) and agreed to assign to the Company all his right, title and interest in his inventions, discoveries, innovations, concepts and know-how during the period of the Agreement. Dr. Dunn was entitled to receive an annual salary of $338,000, subject to annual adjustments, a $3,000,000 life insurance policy, disability insurance equal to 80% of his gross income, and health insurance. In addition, he is entitled to a 2% royalty on the first $5,000,000 in net sale price of any Verex patented product, a 1% royalty on net sales in excess of $5,000,000 and a 2% royalty on Verex licensed technology. At March, 1997, a total of $2,605,204 was accrued in compensation pursuant to the agreement, and Dr. Dunn waived his claims thereunder in exchange for 25% in future revenues from AZTEC and 5% in future revenues from certain other Company drug formulations up to $2,605,204 and certain assignment rights to AZTEC in the event the Company has not licensed AZTEC prior to December 31, 1998. On March 31, 2000, Dr. Dunn resigned from the Company as an employee, its President and Chairman. He is currently an employee of PRP.

  Employment and Royalty Agreements
  -------------------------------------

  On March 31, 2000 the Company and its prior President terminated all prior employment agreements and amended the royalty agreement. The prior President had a balance of accrued salaries of $395,833 owed for past services. The Company agreed to pay $9,146 for 24 months with a balloon payment of $176,321 plus any accrued interest on February 1, 2002. If during the twenty-four months the Company is able to commercialize any of its products, 30.49% of the net profit will be used to accelerate the payment of the accrued salary.
  The acceleration payments will be made to the balloon balance first, and then applied to the remaining monthly installments.

  The prior President continues to act as a Director of the Company. On March 31, 2000 the prior President and PRP agreed to an employment agreement for five years. The prior President is paid $125,000 for the first year and increases in subsequent years based on contributions to PRP.

  On March 31, 2000 the Company and one of its Employee/Directors agreed to an employment contract. The employee was to be paid a base salary of $80,000 per year. This employee had a balance of accrued salaries of $253,333. The Company agreed to pay $5,854 for 24 months with a balloon payment of $112,845 plus any accrued interest on February 1, 2002. If during the twenty-four months the Company is able to commercialize any of its products, 19.51% of the net profit will be used to accelerate the payment of the accrued salary. The acceleration payments will be made to the balloon balance first, and then applied to the remaining monthly installments. In April of 2001, this employee resigned his position with the Company and agreed to an employment agreement with PRP, Inc. on similar terms as he had with the Company.

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

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT
            -----------------------------------------------

       Based on certain reports filed with the Securities and Exchange Commission, the table on the following page reflects certain information as of September 30, 2001 as to beneficial holders of more than 5% of the outstanding shares of Common Stock of the Company and as to Common
  Stock beneficially owned by all executive officers and directors of the Company as a group:

                            Amount and Nature      Percent of Shares
       Name of               of Beneficial         of Common Stock
  Beneficial Owner           Ownership <FN1>         Outstanding
  ------------------         -----------------      -----------------

  PR Pharmaceuticals, Inc.     1,345,517               52.95%

  Steve R. Howe <FN2>

  Patrick Bols <FN2>

  James M. Dunn, M.D.             -0-                      0%

  James B. Petre                  -0-                      0%

  Officers and Directors
  as a Group (2 persons)       1,345,517               52.95%
  ------------------------

  <FN1>  This table is based on 2,540,987 shares outstanding and contingently issuable, and does not include presently exercisable options to purchase shares of the Company's Common Stock held by each of the foregoing. See "Certain Relationships and Related Transactions" below for details. Beneficial ownership by any person includes direct or indirect voting power and investment power with respect to such shares of common stock of the Company.

  <FN2>  Includes shares held by PR Pharmaceuticals, Inc.


  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

       The Company leases facilities through March 31, 2002 at a current monthly rate of $4,594 plus a pro rata share of maintenance costs. A portion of the space is subleased to Jerry R. Dunn, a former officer of the Company at $2,700 per month. Management believes the terms of the facilities sharing with Jerry R. Dunn are as fair to the Company as could be arranged with an independent party.

  Business Service Agreement
  - -----------------------------

  On April 12, 2000 the Company signed a business services agreement with PRP. PRP is to provide administrative functions necessary in the management of the Company. Fees to be paid to PRP are not to exceed $5,000 per month, without the prior written consent of the Board of Directors of Verex. The business service agreement can be cancelled by either party with 60 days prior written notice. As of June 30, 2001 the Company owes $30,000 in fees under this agreement which is accruing finance charges for late payment at 10% per annum. The Company has accrued $660 in finance charges to June 30, 2001.

  Agreement Regarding Patent Prosecution, Research and Development

  On November 16, 2000, the Company signed an agreement concerning the development of the Company's sustained release approach for oral delivery of macromolecules with PR Pharmaceuticals. This agreement provides that PRP will make certain payments for the research, development and intellectual property expenses incurred in connection with this approach. Pursuant to this agreement, a provisional patent application was filed, and additional studies have been conducted. To date, the Company had not been able to replicate earlier favorable data. The Company and PRP are evaluating -experiments with respect to this approach.


  PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K
            -------------------------------------------------------

  (a)   (1)   The following financial statements are included in
  Part II, Item 8 of this Report: The financial statements have been restated for the year ended June 30, 2000 to reflect information discovered in the current year audit. These adjustments have some effect on the all 10-Q's filed for the years ended June 30, 2001 and 2000. These 10-Q's have not been amended to reflect these adjustments, as of the date of this filing. The amendment of these quarterly reports would require a considerable additional expense and may be unwarranted in light of the current financial position of the Company. The financial statements should be read with this in mind.
              Report of Independent Certified Public Accountants

              Balance Sheets at June 30, 2001 and 2000

  For the years ended June 30, 2001 and 2000,:

                Statements of Operations
                Statements of Shareholders' Deficit
                Statements of Cash Flows

              Notes to Financial Statements

        (2) All schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

        (3) The following Exhibits were included as Exhibits to the Form S-18, SEC File No. 2-82403-D filed March 11, 1983 and are incorporated herein by reference:

                3.1 - Restated Articles of Incorporation
                3.2 - Restated By-laws
              10.34 - Credit Facility Agreement - PR Pharmaceuticals
              10.35 - Agreement James M. Dunn, M.D. and registrant
                      regarding accrued salary at registrant
              10.36 - Agreement James B. Petre regarding employment at
                      Registrant and payment of accrued salary at Registrant.
              10.37 - Royalty Agreement James M. Dunn, M.D. amended
                      March 2000
              10.38 - Business Service Agreement - PR Pharmaceuticals
              10.39 - Agreement regarding Patent Prosecution, Research and
                      Development dated November 16, 2001 [not attached pending confidentiality request]


  (b) No Form 8-K's were filed by the Company during the quarter ended June 30, 2001.

  SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  (Registrant)                       VEREX LABORATORIES, INC.
  (Date)
  By:(Signature)                     /s/ Patrick Bols
  (Name and Title)                   Patrick Bols, President and Director


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  (Registrant)                       VEREX LABORATORIES, INC.
  (Date)
  By:(Signature)                     /s/ Patrick Bols
  (Name and Title)                   Patrick Bols, President and Director




  (Date)                             By:(Signature)
  /s/ Steve R. Howe
  (Name and Title)                   Steve R. Howe, Chairman of the
                                     Board, Secretary and Director



  (Date)
                                Mr. Gruben was not available for signature
  By:(Signature)                     /s/ Edward C. Gruben
  (Name and Title)                   Edward C. Gruben, Treasurer



  (Date)

  By:(Signature)                     /s/ James M. Dunn, M.D.
  (Name and Title)                   James M. Dunn, M.D., Vice
                                     President of Medical Affairs and
                                     Director


  (Date)
  By:(Signature)                     /s/ James B. Petre
  (Name and Title)                   James B. Petre, Director

                       VEREX LABORATORIES, INC.


                          Table of Contents


  Financial Statements

       Independent Auditors' Report For The Year 2000         F - 2

       Independent Auditors' Report For The Year 2001         F - 3

  Balance Sheets - June 30, 2001 and 2000                     F - 4

       Statements of Operations
       For the Years Ended June 30, 2001 and 2000             F - 5

  Statements of Stockholders' Deficit

       For the Years Ended June 30, 2001 and 2000             F - 6

       Statements of Cash Flows
       For the Years Ended June 30, 2001 and 2000             F - 7

       Notes to Financial Statements                          F - 8

INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors
Verex Laboratories, Inc.

We have audited the accompanying consolidated balance sheets of Verex Laboratories, Inc. as of June 30, 2000, and the related statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verex Laboratories, Inc. as of June 30, 2000, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.


Balukoff Lindstrom & Co.
Boise, Idaho
July 28, 2000

Independent Auditors' Report
The Board of Directors
Verex Laboratories, Inc.:

  We have audited the accompanying balance sheet of Verex Laboratories, Inc.
(the   Company) as of June 30, 2001, and the related statement of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verex Laboratories, Inc. as of June 30, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Denver, Colorado
  October 15, 2001

                        VEREX LABORATORIES, INC.
                             BALANCE SHEETS
                         June 30, 2001 and 2000
                             "as restated"

                 Assets                      2001           2000
                                            ------         ------
  Current assets:

       Cash                                   $209         $33,967
       Note receivable                      25,300          25,300
       Other Receivable                        555               -
       Prepaid expenses and deposits         4,600          19,292
                                        ----------     -----------
            Total current assets            30,664          78,559

  Property and equipment:

       Furniture and equipment             496,874         496,874
       Leasehold improvements                1,317           1,317

       Accumulated depreciation and
         amortization                     (495,108)       (493,561)
                                        -----------     -----------
       Net property and equipment            3,083           4,630

  Intangible assets -
       Patents, net of accumulated
         amortization of $4,698 and
         $2,651, respectively               19,547          17,048
                                        ----------     -----------
            Total assets                   $53,294        $100,237
                                        ==========     ===========
Liabilities and Shareholders' Deficit

  Current liabilities:

       Accounts payable                   $266,815        $313,020
       Accrued expenses                    113,960          18,621
       Current portion of salary
          and benefits payable             521,513         180,000
        Accrued royalties                   32,500          32,500
  Notes payable, in default related
    party                                  660,000         280,000
       Notes payable, in default
         related party                      40,918          35,803
                                        ----------     -----------
           Total current liabilities     1,635,706         859,944

  Salary and benefits payable,
   net of current portion                        -         489,325
                                        ----------     -----------
            Total liabilities            1,635,706       1,349,269

  Shareholders' deficit

     Common stock, no par value,
       100,000,000 shares authorized
       2,387,907 and 2,327,359 shares
       issued and outstanding at
       June 30, 2001 and 2000,
       respectively                     14,038,977      14,012,942
       Accumulated deficit             (15,621,389)    (15,261,974)
                                       ------------    ------------
     Total shareholders' deficit        (1,582,412)     (1,249,032)
                                       ------------    ------------
       Commitments and contingencies

   Total liabilities
     and shareholders' deficit             $53,294        $100,237
                                       ===========     ===========

  See accompanying notes to financial statements

                       VEREX LABORATORIES, INC.
                       STATEMENTS OF OPERATIONS
                 Years Ended June 30, 2001 and 2000

                                                  2001            2000
                                                 ------          ------
  Revenues

       Sales                                  $       -                $70
        Special projects                              -             31,476
                                              ---------        -----------
            Total operating revenues                  -             31,546

  Expenses
       Selling, general and
         administrative expenses                265,578            663,109
       Research and development                  11,039             17,042
                                              ---------         ----------
            Total operating expenses            276,617            680,151
                                              ----------        -----------
            Loss from operations               (276,617)          (648,605)
                                              ----------        -----------
  Other income(expense)
       Other income                              43,743             39,451
       Interest income                                -                  4
       Interest expense                        (126,541)           (29,592)
                                              ----------        -----------
            Total other income
               (expense), net                   (82,798)             9,863
                                              ----------        -----------

  Loss before income taxes                     (359,415)          (638,742)
                                              ----------        -----------
  Income taxes                                        -                  -

                   Net loss                   $(359,415)         $(638,742)
                                              ----------         ----------
  Net loss per common share
    basic and diluted                            $(0.14)            $(0.25)

  Weighted average shares
    outstanding basic and diluted             2,540,987          2,513,118


  See accompanying financial statements

                          VEREX LABORATORIES, INC.
                   STATEMENTS OF SHAREHOLDERS' DEFICIT
                   Years Ended June 30, 2001 and 2000

                                                                    Total
                                   Common        Accumulated     shareholders'
                                   stock           deficit          deficit
                                  -------        -----------     ------------
  Balances at June 30, 1999,
    as restated                 $12,695,786     $(14,623,232)    $(1,927,446)
                                -----------     -------------    ------------
       Net loss                           -         (638,742)       (638,742)
       Accrued compensation
         converted to equity      1,317,156                -       1,317,156

  Balances at June 30, 2000,
    as restated                  14,012,942      (15,261,974)     (1,249,032)
        Net loss                          -         (359,415)       (359,415)


       Issuance of common stock      26,035                -          26,035


  Balances at June 30, 2001     $14,038,977     $(15,621,389)    $(1,582,412)

  See accompanying financial statements

                       VEREX LABORATORIES, INC.
                       STATEMENTS OF CASH FLOWS
                Years Ended June 30, 2001 and 2000

                                                    2001           2000
                                                   ------         ------
  Cash flows from operating activities:

    Net loss                                      $(359,415)    $(638,742)
    Adjustments to reconcile net loss to
      net cash used by operating activities:
      Depreciation and amortization                   3,594         6,648
  Changes in operating assets and liabilities:
       Note receivable                                    -        (6,000)
       Other receivable                                (555)            -
       Prepaid expenses                              14,692       (11,633)
       Accounts payable                             (20,170)       62,278
       Accrued expenses                              95,339         3,528
       Note payable - related party                   5,115         5,051
       Salary and benefits payable                 (147,812)      306,841
                                                  ----------   -----------
   Net cash used by operating activities           (409,212)     (272,029)

  Cash flows used by investing activities:
    Acquisition of property and equipment                 -        (2,325)
    Investment in intangibles                        (4,546)       (3,050)
                                                  ----------   -----------
    Net cash used by investing activities            (4,546)       (5,375)
                                                  ----------   -----------
  Cash flows from financing activities -
    Proceeds from issuance of notes payable          380,000      280,000

           Net cash provided by
              financing activities                   380,000      280,000

              Net increase (decrease) in cash        (33,758)       2,596
  Cash at beginning of year                           33,967       31,371
                                                   ----------  ----------
                 Cash at end of year                    $209      $33,967
                                                   ----------  ----------
  SUPPLEMENTAL CASH FLOW DISCLOSURES:

       Cash paid for interest                        $32,877   $   21,828

       Non-cash financing activity -
         Deferred compensation converted
          to paid in capital                        $      -   $1,317,156
         Exchange of payable to common stock        $  6,035   $        -




  See accompanying financial statements

                         VEREX LABORATORIES, INC.
                     Notes to Financial Statements
                         June 30, 2001 and 2000


  (1) Summary of Significant Accounting Policies
  ----------------------------------------------
  (a)  Company Operations and Basis of Presentation
  -------------------------------------------------
  Verex Laboratories, Inc. (the "Company") was incorporated in Colorado on September 29, 1980 and began developmental activities in July 1981. The Company is primarily engaged in the business of developing and marketing non-prescription and prescription drug products utilizing constant release rate drug delivery systems.

  Prior to 1999 the Company had a wholly owned subsidiary, Bear Laboratories, Inc., in December of 1999 Bear Laboratories was disbanded and is no longer in existence. There was no activity for Bear Laboratories in 1999 and consequently no information for Bear Laboratories, Inc. is consolidated in the Company's financial statements for the fiscal years ended June 30, 2000 and 2001. On March 31, 2000 PR Pharmaceuticals, Inc. (PRP) purchased approximately 53% of the outstanding common stock from the majority stockholders. As part of the purchase agreement the employment agreement, royalty agreement and option agreement between the Company and its president and other company employees were either amended or terminated.

  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a working capital deficit of $1,605,042 as of June 30, 2001, and has a shareholders' deficit of $1,582,412, which factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the outcome of this uncertainty.

  (b)  Property and Equipment
  ---------------------------
  Property and equipment are recorded at cost. Depreciation, which totaled $1,547 and $4,830 for the years ended June 30, 2001 and 2000 respectively, is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Leasehold improvements are amortized on a straight-line basis over the term of the related lease.

  (c)  Intangible assets
  ----------------------
  Intangible assets consist of patent costs associated with the development of patent rights in developed and purchased technology. Intangibles are amortized using the straight-line method over the estimated useful life of ten years.

  (d) Long-Lived Assets
  ---------------------
  The Company reviews long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (without interest costs) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See Joes comments

  (e) Revenue Recognition
  -----------------------
  The Company previously recognized nonrefundable technology access fees and milestone payments as revenue when received and when the Company fulfilled all contractual obligations relating to the fees and milestone payments. Effective in the fourth quarter of 2000, the Company changed its method of accounting for nonrefundable technology access fees and milestone payments to recognize such payments over the term of the related agreements in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. The Company recognized $31,476 in 2000 related to a special project for contract pharmaceutical extraction. The contract was of limited scope and was fully completed prior to June 30, 2000.
  The Company recognized income once the project had been completed and accepted by the Company's client.

  (f) Research and Development Costs

  The Company expenses research and product development costs as incurred.

  (g)  Income Taxes
  -----------------
  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred income tax assets to the amounts expected to be realized.

  (h) Stock Based Compensation
  ----------------------------
  The Company accounts for its stock plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company has adopted Statement of Financial Accounting
  Standards   No.  123  (SFAS No. 123), Accounting   for   Stock-Based
  Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) disclosures for employee stock option grants made in 1995 and thereafter as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

  (i)  Use of Estimates
  ---------------------
  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. The Company used significant estimates in the accompanying financial statements related to estimated life of the patents. Actual results could differ significantly from those estimates.

  (j)  Fair Value of Financial Instruments
  ----------------------------------------
  The carrying amounts of financial instruments including cash, accounts payable, notes payable and accrued expenses approximated fair value as of June 30, 2001 and 2000 because of the relatively short maturity of these instrument.

  (k) Reclassifications
  ---------------------
  Certain prior year amounts have been reclassified to conform with the current year presentation.

  (2) Intangible Assets
  ---------------------
  Intangible assets consist of the following as of June 30:

                                                    2001             2000
                                                   ------           ------
  Patent costs for developing patent rights    $   24,245           19,699

  Less accumulated amortization                    (4,698)          (2,651)
                                               -----------       ----------

                 Total                         $   19,547           17,048
                                               ===========       ==========

  (3) Notes, Salary and Benefits Payable
  --------------------------------------
  Notes, salary and benefits payable as of June 30, consist of the following:
                                                      2001        2000
                                                   ----------  ----------
  Salaries and vacation owed to the prior
  President and Officer/Director for past
  services with an interest rate of 7%,
  Principal payments in monthly installments
  of $15,000 for twenty-four months with
  the remaining balance and interest due on
  February 1, 2002.                                 $ 521,513   $669,325

  Notes payable to PRP currently in default           615,000    280,000

  Unsecured notes payable to PRP with an
  interest rate of 15.40%, interest paid
  at maturity with principal balances of
  $30,000 due August 3, 2001 and $15,000
  due August 29, 2001.                                 45,000         -

  A series of 90 day notes payable to the
  former president of the Company currently
  in default; non interest bearing and
  maturing from July 1997 to June 2001 with
  a default rate of interest of 18%; the
  notes are not collateralized and
  include interest accrued at default rate            40,918      35,803
                                                  -----------   ---------
                                                   1,222,431     985,128
                                                  -----------   ---------
               Less current portion               (1,222,431)   (495,803)
                                                  -----------   ---------
                                                  $        -    $489,325
                                                  -----------   ---------
  On March 22, 2000, the Company arranged a credit facility with PRP to borrow up to $1,000,000 to help fund approximately $704,000 of the Company's deferred employee compensation, and other working capital.
  All advances under this arrangement are secured by all of the Company's assets. The Company could request advances under this line of credit from time to time as long as it was in compliance with the "Conditions of Lending" under the Master Loan Agreement. Generally, PRP would make advances pursuant to the "Conditions Of Lending" as long as the Company was complying with the material terms of the Master Loan Agreement and there were no material adverse changes in its financial condition. Interest was accrued quarterly at an interest rate of 15.78% with all
  outstanding principal and accrued interest due on March 22, 2001.   As
  of June 30, 2001 the Company has borrowed $615,000 on the line of credit and is in default. Accrued interest for the period from January 1, 2001 to March 22, 2001 has not been paid and interest is now accruing at the default rate of 19.78%. As of June 30, 2001 the Company has accrued a total of $56,017 in interest that remains unpaid.

  As of September 30, 2001 the Company has borrowed an additional $45,000 with a Series of 90 day unsecured notes payable to PRP with an interest rate of 15.40% and interest due at maturity. In addition $45,000 of unsecured notes payable to PRP outstanding at June 30, 2001 are in default as of this date.

  In addition to these formal notes, PRP has advanced to the company $65,870 on open account as of September 30, 2001 to assist the Company in funding normal operations.

  (4)  Stockholder contributions
  ------------------------------
  On March 31, 2000 the Company's former President and Officer/Director forgave the Company a total of $1,317,156 of deferred compensation. The amount forgiven is reflected in common stock as additional paid-in-capital during the year ended June 30, 2000.

  (5) Common Stock
  ----------------
  Net Loss Per Common Share
  -------------------------
  Basic earnings (loss) per share is computed by dividing income (loss) by the weighted average number of common shares and contractually obiligated shares outstanding. Diluted earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares and contingently obligated shares outstanding increased for potentially dilutive common shares outstanding during the period unless the impact is anti-dilutive. Basic and diluted earning (loss) per share for June 30, 2001 and 2000 are as follows:

                                                        2001          2000
                                                     -----------   ---------
  Net income (loss)                                  $ (359,415)   (638,742)

  Common and common equivalent shares outstanding:
    Historical common shares outstanding at
    beginning of year                                 2,327,359   2,327,359

  Weighted average contractually obligated shares *     175,640     185,759

  Weighted average common equivalent shares
    issued during year                                   37,988      - 0 -

   Weighted average common shares - basic            2,540,987    2,513,118

   Weighted average common equivalent shares issued
          during the year                              - 0 -         - 0 -

   Weighted average common shares - diluted          2,540,987    2,513,118

   Net loss per basic share                         $     (.14)        (.25)

   Net loss per diluted share                             (.14)        (.25)

  * includes 22,560 of weighted average of 60,548 shares contingently available at June 30, 2000 which were issued in November 2000.


  Stock Options
  -------------
  The following is a summary of options at June 30, 2001 and 2000:

                                                                  Weighted
                                                                   average
                                              Exercise            exercise
                                              price per           price per
                            Options             share               share
                            -------           ---------           ---------

Balance at June 30, 1999    980,000        $   .75 - 2.50         $    .85
      Granted                - 0 -                    .00              .00
      Cancelled            (980,000)       $   .75 - 2.50              .85
                           ---------       --------------        ---------
Balance at June 30, 2000     - 0 -                    .00              .00
      Granted                - 0 -                    .00              .00
                           ---------       --------------        ---------
Balance at June 30, 2001     - 0 -                    .00              .00

  On March 31, 2000 the stock option plan was terminated. There were no options granted or exercised prior to the termination

  (6) Income Taxes
  ----------------
  Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following:

                                                         June 30,
                                                   2001           2000
                                                ---------       --------
Computed expected tax expense (benefit):      $( 150,962)      (138,163)
   Reduction (increase) in income taxes
     resulting from:
   State and local taxes, net of federal
     benefit                                           -              -
   Depreciation and Amortization               (     209)      (    732)
   Accrued salaries and benefits payable       ( 177,314)      (227,571)

   Meals & entertainment                       (      97)     (     46)
   Change in valuation allowance                 328,583       366,511

   Income tax (expense) benefit               $        -     $       -


  At June 30, 2001, the Company has a net operating loss carryforward for income tax purposes of approximately $8,450,000 expiring during the period from 2002 to 2021. Research and experimental tax credit
  carryforwards approximate   $24,000.   The future utilization of the
  operating loss carryforwards or the time period in which the carryforwards may be utilized could be limited.

  As of June 30, 2001, the Company had a gross deferred tax asset of appoximately $3,050,000 relating primarily to the Company's net operating loss carryforward. A valuation allowance for asset has been recorded due to management's determination that it is not more likely than not that the tax assets will be utilized.

  (7) Related Party Transactions
  -------------------------------
  Employment and Royalty Agreements
  ---------------------------------
  On March 31, 2000 the Company and its prior President terminated all prior employment agreements and amended the royalty agreement. The prior President had a balance of accrued salaries of $395,833 owed for past services. The Company agreed to pay $9,146 for 24 months with a balloon payment of $176,321 plus any accrued interest on February 1, 2002. If during the twenty-four months the Company is able to commercialize any of its products, 30.49% of the net profit will be used to accelerate the payment of the accrued salary. The acceleration payments will be made to the balloon balance first, and then applied to the remaining monthly installments.

  The prior President continues to act as a Director of the Company. On March 31, 2000 the prior President and PRP agreed to an employment agreement for five years. The prior President is paid $125,000 for the first year and increases in subsequent years based on contributions to PRP.

  On March 31, 2000 the Company and one of its Officer/Director agreed to a new employment contract for five years. The employee was paid a base salary of $80,000 per year. On March 19, 2001, the Company transferred its future rights to the employment of this employee, consistent with his employment contract with the Company, to PRP. PRP assumed none of the prior obligation of the Company for the employee. The prior Officer/Director had a balance of accrued salaries of $253,333. The Company agreed to pay $5,854 for 24 months with a balloon payment of $112,845 plus any accrued interest on February 1, 2002. If during the twenty-four months the Company is able to commercialize any of its products, 19.51% of the net profit will be used to accelerate the payment of the accrued salary. The acceleration payments will be made to the balloon balance first, and then applied to the remaining monthly installments.

  The Company amended the royalty agreement to pay its prior President 7.5% of license royalty or on gross profit received by the Company on sales or licensing from the Aztec product only. The amount to be paid to the prior President is not to exceed an accumulative approximately $2.5 million. The Company has paid $0 on this royalty agreement for the years ended June 30, 2001 and 2000.

  Business Service Agreement
  --------------------------
  On April 12, 2000 the Company signed a business services agreement with PRP. PRP is to provide administrative functions necessary in the
  management of the Company.   Fees to be paid to PRP are not to exceed
  $5,000 per month, without the prior written consent of the Board of Directors of Verex. The business service agreement can be cancelled by either party with a 60 days prior written notice. As of June 30, 2001 the Company owes $30,000 in fees under this business services agreement
  and is accruing finance charges for late payment at 10% per annum.   The
  Company has accrued $660 in finance charges to date under this agreement. As of September 30, 2001 the Company has incurred an additional $15,000 in fees which along with the balance of June 30, 2001 has not been paid.

  Agreement Regarding Patent Prosecution, Research and Development
  ----------------------------------------------------------------
  On November 16, 2000, the Company signed an agreement concerning the development of the Company's sustained release approach for oral delivery of macromolecules with PR Pharmaceuticals. This agreement provides that PRP will make certain payments for the research, development and intellectual property expenses incurred in connection with this approach. Pursuant to this agreement, a provisional patent application was filed, and additional studies have been conducted. To date, the Company had not been able to replicate earlier favorable data. The Company and PRP are evaluating experiments with respect to this approach.

  Officer and Employee Lending
  ----------------------------
  In prior fiscal years, the Company entered into a series of lending transactions with its then President/Director and with an
  Officer/Director of the Company.   The lending activity was in the form
  of periodic advances made to and from the Company with related parties. Notes made to the Company were non-interest bearing 90-day notes with a default rate of 18%. No action was taken by the Board of Directors of
  the Company relative to these lending activities.   A liability to the
  past President/Director in the amount of $40,918, which includes accrued interest, remains outstanding at June 30, 2001. A receivable from the Officer/Director in the amount of $25,300, also remains outstanding at June 30, 2001.

  (8)  Commitments and Contingencies
  ----------------------------------
  Office
  ------
  Currently, the Company occupies space under a lease agreement requiring monthly payments of $4,594. The lease commitment expires March 31,
  2002.   The Company subleased a portion of the leased space from April
  1, 2000 through March 31, 2001 for $2,500 per month and from June 1 through June 30 2001 for $2,700 per month.

  Rent expense (which includes a pro rata share of certain maintenance costs), net of sublease income was $43,551 and $45,269 for the years ended June 30, 2001 and 2000, respectively.

  Vehicle
  -------
  The Company had an operating leases for a vehicle. The lease required a monthly lease payment of $582 expired in January 2000. Lease expense was $4,074 for the year ended June 30, 2000.

  The future minimum annual lease payments through expiration of the office lease are as follows:

            July 1 to December 31, 2001       $    27,564
            January 1 to March 31, 2002            13,782
                                              -----------
                                              $    41,346


  The Company has commitments to issue approximately 153,000 shares of common stock in exchange for cash previously given and forgiveness of accounts payable of approximately $42,000.

  On March 31, 2000 the Company amended its royalty agreement with Birklea. In accordance with the terms of the amended agreement the Company will pay Birklea 7.5% of licensing royalty or on gross profit received by the Company on sales or licensing from the Aztec product and 3% of license royalty or on gross profit received by the Company on sales or licensing of other technologies. Royalty payments are not to exceed approximately $2.3 million dollars. The Company has paid $ - 0 - and $ - 0 - on this royalty agreement for the years ended June 30, 2001 and 2000, respectively.

(9)  Restatement

The Company has restated its June 30, 2000 and June 30, 1999 financial statements to properly reflect certain information discovered in the current financial audit. Below is a summary of the transactions that caused restatement followed by a table of quarterly balance sheet and statements of operations comparing the financial information as originally reported in the 10-Q and as restated.

  - Net intangible assets were reduced by $96,925 as of June 30, 2000 as a result of a re-evaluation of the support for their carrying value. The adjustment was carried back to the fiscal year ended June 30, 1999. Net loss was reduced by $22,301 for the period ended June 30, 2000 as a result of the adjustment of amortization expense recognized for the year. Intangible assets consist of the accumulation of capitalized legal costs associated with certain filings for patent rights on the Company's intellectual property. The Company could not detail.

  - A transaction recorded in March of 2000 involving the settlement of accrued salaries was re-evaluated resulting in recording $81,934 of additional liability for vacation accruals that were inappropriately written down in the transaction. In addition $360,000 of salaries which had been accrued during that fiscal year and $71,012 of current salaries paid were inappropriately reversed out in the settlement transaction resulting in an under reporting of expense and under reporting of the contribution to capital. The financial statements have been restated to reflect the more appropriate recording of this accrued salary settlement transaction. The effect is to increase the Company's net loss at June 30, 2000 by $440,476, and to increase the contribution to capital recognized on this transaction to $1,317,156.

  - Current liabilities and net loss were restated to reflect the adjustment of several transactions involving the accrual of interest, property, and the settlement of certain payables with the agreement to issue stock. Interest on a judgment recognized against the Company was accrued and the value of the stock issued was recalculated using the closing price of the Company's stock on the date the transaction occurred rather than the average price on that day. The net result was a decrease in expense and decrease in liabilities of $223 for the year ended June 30, 2000.

Below is a table showing the balance sheets and statement of operations for the previous quarter showing a comparison of the balances as originally filed against the balances as restated for the transactions explained above.

                       VEREX LABORATORIES, INC.
                             BALANCE SHEETS

                    As Reported    As Restated     As Reported    As Restated
                  Period Ending   Period Ending   Period Ending  Period Ending
                  Sept. 30, 1999  Sept. 30, 1999  Dec. 31, 1999  Dec. 31, 1999
                  --------------  --------------  -------------  -------------
Assets
 Current assets:
  Cash and cash
    equivalents            3,080           3,080         13,332        13,332
  Note receivable         19,800          19,800         22,300        22,300
  Other receivables            -               -              -             -
  Prepaid expenses         7,659           7,659          7,367         7,367
                   -------------- -------------- -------------- --------------
                          30,539          30,539         42,999        42,999
 Property and equipment, at cost
   Furniture and
     equipment           494,548         494,548        496,874       496,874
   Leasehold
     improvements          1,317           1,317          1,317         1,317
                  -------------- -------------- -------------- --------------
                         495,866         495,866        498,191       498,191

  Less accumulated
    depreciation        (489,938)       (489,938)     (491,146)      (491,146)
    and amortization
                    -------------- -------------- -------------- --------------
     Property and
       equipment
       - net               5,928           5,928          7,045         7,045
 Other assets:
   Patents and
    trademarks,
    net of
    accumulated
    amortization
    of                   127,926          15,399        138,734        14,982

                    -------------- -------------- -------------- --------------
           Total         164,393          51,865        188,778        65,026
                    ============== ============== ============== ==============
Liabilities and Stockholders' Equity
Current Liabilities
   Accounts Payable           274,205      272,055      302,073       295,118
   Accrued Expenses            16,885       16,885       10,010        10,010
   Accrued salary and
     benifits payable         764,970      764,970      773,434       773,434
   Accrued royalties           32,500       32,500       32,500        32,500
   Notes payable                    -            -       30,000        30,000
   Notes payable -
     related parties           24,938       32,011       24,938        33,271
                         ------------   ----------    ---------     ---------
Total current liabilities   1,113,498    1,118,420    1,172,955     1,174,333

 Long-term debt
  Accrued salary and
    benefits payable,
    net of current
    portion                 1,098,362     1,098,362    1,273,822    1,274,822
                         ------------   -----------   ----------    ---------
     Total Liabilities      2,211,860     2,216,782    2,446,777    2,449,155


 Stockholders' deficit
 Common Stock, no par
   value, 100,000,000
   shares authorized
   shares issued and
   outstanding             12,695,786    12,695,786   12,695,786   12,695,786
 Accumulated deficit      (14,743,253)  (14,860,703) (14,953,785) (15,079,914)
                          ------------  ------------ ------------ ------------
                           (2,047,467)   (2,164,917)  (2,257,999)  (2,384,129)
                          ------------  ------------  -----------  -----------
                Total         164,393        51,865      188,778       65,026
                          ============  ============  ===========  ===========


                        VEREX LABORATORIES, INC.
                         STATEMENT OF OPERATIONS

                      As Reported    As Restated     As Reported    As Restated
                  Period Ending   Period Ending   Period Ending  Period Ending
                  Sept. 30, 1999  Sept. 30, 1999  Dec. 31, 1999  Dec. 31, 1999
                  --------------  --------------  -------------  -------------
Revenues
   Sales
   Special projects        2,333          2,333        16,898          16,898
                       ----------   ------------   -----------    -----------
Total Operating Income     2,333          2,333        16,898          16,898


 Expenses
   Selling, general
    and administrative
    expenses             171,705        233,227       396,513         469,503
   Research and
    development                           9,651                        18,219
                       ----------   ------------   ------------   -----------
Total operating
  expenses               171,705        242,878       396,513         487,721
                       ----------   ------------   ------------   -----------
Loss from operations    (169,372)      (240,546)     (379,615)      (470,824)
                       ----------   ------------   ------------   ------------

 Other income
   (expense)
   Sub-lease and
     other income                         5,010                       18,415
   Interest income                            1                            2
   Interest Expense            -         (1,938)         (287)        (4,163)
                       -----------  ------------   -----------    -----------
Total other income
  (expense), net               -          3,072          (287)        14,254
                       -----------  ------------   ------------   -----------

 Loss before income
  taxes                 (169,372)      (237,473)     (379,902)      (456,570)
                       ----------   ------------   -----------    -----------
 Net Income (loss)      (169,372)      (237,473)     (379,902)      (456,570)
                       ==========   ============   ===========    ===========

 Net income (loss)
   per common share        (0.07)         (0.10)        (0.16)         (0.18)

 Weighted average
   shares outstanding  2,327,359      2,480,439     2,327,359      2,485,821










                      VEREX LABORATORIES, INC.
                           BALANCE SHEETS

                   As Reported    As Restated     As Reported    As Restated
                  Period Ending  Period Ending   Period Ending  Period Ending
                 March 31, 2000  March 31, 2000  June 30, 2000  June 30, 2000
                 --------------  --------------  -------------  -------------
Assets
 Current assets:
   Cash and cash
     equivalents       (21,790)       (21,790)         33,967         33,967
   Note receivable      25,300         25,300          25,300         25,300
   Other receivables         -              -               -              -
   Prepaid expenses      7,367          7,367          19,292         19,292
                    -----------   ------------     ----------     ----------
                        10,877         10,877          78,559         78,559

 Property and
  equipment, at cost
   Furniture and
     equipment         496,874        496,874         496,874        496,874
   Leasehold
     improvements        1,317          1,317           1,317          1,317
                    -----------   -----------      ----------     ----------
                       498,191        498,191         498,191        498,191

  Less accumulated
    depreciation      (492,353)      (492,354)       (493,561)      (493,561)
    and amortization
                    -----------   ------------     -----------    -----------
  Property and
   equipment - net       5,838          5,837           4,630          4,630
 Other assets:
  Patents and
   trademarks,
   net of
   accumulated
   amortization of     129,863         14,490         113,973         17,048
                    ----------    -----------       ---------     ----------
 Total                 146,578         31,204         197,162        100,237
                    ==========    ===========       =========     ==========
Liabilities and Stockholders' Equity
Current Liabilities
   Accounts Payable    350,498        345,219         321,633        313,020
   Accrued Expenses     24,701         24,701          14,173         18,621
   Accrued salary and
     benifits payable  180,000        180,000         180,000        180,000
   Accrued royalties    32,500         32,500          32,500         32,500
   Notes payable        80,280         80,000         280,000        280,000
   Notes payable -
    related parties     24,938         34,531          24,938         35,803
                    ----------    -----------    ------------     ----------
Total current
  liabilities          692,917        696,950         853,244        859,944

 Long-term debt
  Accrued salary
   and benefits
   payable, net of
   current portion     429,593        511,527         407,391        489,325
                    ----------    -----------    ------------     ----------
  Total Liabilities  1,122,510      1,208,477       1,260,635      1,349,269


 Stockholders'
   deficit
 Common Stock,
  no par value,
  100,000,000 shares
  authorized shares
  issued and
  outstanding       13,725,411     14,012,942      13,725,412     14,012,942
 Accumulated
  deficit          (14,701,343)   (15,190,215)    (14,788,885)   (15,261,974)
                   ------------   ------------    ------------   ------------
                      (975,932)    (1,177,273)     (1,063,473)    (1,249,032)
                   ------------   ------------    ------------   ------------
 Total                 146,578         31,204         197,162        100,237
                   ============   ============    ============   ============


                         VEREX LABORATORIES, INC.
                         STATEMENTS OF OPERATIONS

                   As Reported    As Restated     As Reported    As Restated
                  Period Ending  Period Ending   Period Ending  Period Ending
                 March 31, 2000  March 31, 2000  June 30, 2000  June 30, 2000
                 --------------  --------------  -------------  -------------
Revenues
   Sales                                                  70              70
   Special projects     30,990         30,990         31,476          31,476
                    ----------    -----------     ----------      ----------
Total Operating
  Income                30,990         30,990         31,546          31,546

Expenses
 Selling, general
 and administrative
 expenses              152,423        591,545        207,683         663,109
   Research and
    development                        26,296         17,042          17,042
                    ----------    -----------     ----------     -----------
Total operating
 expenses              152,423        617,841        224,725         680,151
                    -----------   ------------    -----------    ------------
Loss from operations  (121,433)      (586,852)      (193,179)       (648,605)
                    -----------   ------------    -----------    ------------

Other income
  (expense)
Sub-lease and other
  income                               31,821              -          39,451
   Interest income                          3              4               4
   Interest Expense     (6,028)       (11,842)       (21,828)        (29,592)
                    -----------    -----------    -----------    ------------
Total other income
  (expense), net        (6,028)        19,982        (21,824)          9,863
                    -----------    -----------    -----------    ------------
 Loss before income
   taxes              (127,461)      (566,870)      (215,003)       (638,742)
                    -----------    -----------    -----------    ------------
 Net Income (loss)    (127,461)      (566,870)      (215,003)       (638,742)
                    ===========    ===========    ===========    ============



 Net income (loss)
  per common share       (0.05)         (0.23)        (0.09)           (0.25)

 Weighted average
  shares
  outstanding        2,327,359      2,503,985     2,327,359        2,513,118





                        VEREX LABORATORIES, INC.
                             BALANCE SHEETS

                    As Reported    As Restated    As Reported    As Restated
                   Period Ending  Period Ending  Period Ending  Period Ending
                   Sept. 30, 2000 Sept. 30, 2000 Dec. 31, 2000  Dec. 31, 2000
                   -------------- -------------- -------------  -------------
Assets
 Current assets:
  Cash and cash
   equivalents              4,402          4,402         51,985        51,985
  Note receivable          25,300         25,300         25,300        25,300
  Other receivables             -              -                            -
   Prepaid expenses         6,826          6,826          6,826         6,826
                     ------------   ------------   ------------   -----------
                           36,528         36,528         84,111        84,111

 Property and
  equipment, at cost
   Furniture and
    equipment             496,874        496,874        496,874       496,874
   Leasehold
     improvements           1,317          1,317          1,317         1,317
                     ------------   ------------   ------------   -----------
                          498,191        498,191        498,191       498,191

  Less accumulated
   depreciation         (493,947)      (493,947)       (494,334)     (494,334)
    and amortization
                     ------------   ------------   -------------  ------------
Property and
  equipment - net          4,244          4,244           3,857         3,857
 Other assets:
 Patents and
  trademarks, net of
  accumulated
  amortization of        106,992         16,556         100,011        16,064
                     -----------    -----------    ------------   -----------
 Total                   147,764         57,328         187,979       104,031
                     ===========    ===========    ============   ===========
Liabilities and Stockholders' Equity
Current Liabilities
   Accounts Payable        324,739        313,790        233,719      234,573
   Accrued Expenses         24,200         24,200         43,184       43,184
   Accrued salary
    and benifits
    payable                180,000        180,000        180,000      180,000
   Accrued royalties        32,500         32,500         32,500       32,500
   Notes payable           360,000        360,000        558,399      540,000
   Notes payable -
    related parties         24,938         37,082         24,938       38,362
                      ------------   ------------   ------------   ----------
Total current
  liabilities              946,377        947,571      1,072,740    1,068,618

Long-term debt
 Accrued salary
 and benefits
 payable, net of
 current portion           369,778        451,712        332,404      414,338
                      ------------   ------------   ------------   ----------
  Total Liabilities      1,316,155      1,399,283      1,405,144    1,482,956


Stockholders' deficit
 Common Stock, no par
  value, 100,000,000
  shares authorized
  shares issued and
  outstanding           13,725,412     14,012,942     13,755,685   14,038,977
 Accumulated deficit   (14,893,803)   (15,354,897)   (14,972,850) (15,417,902)
                      -------------  -------------  ------------- ------------
                        (1,168,391)    (1,341,956)    (1,217,165)  (1,378,925)
                      -------------  -------------  ------------- ------------
 Total                     147,764         57,328        187,979      104,031
                      =============  =============  ============= ============

                        VEREX LABORATORIES, INC.
                        STATEMENT OF OPERATIONS

                      As Reported   As Restated    As Reported    As Restated
                    Period Ending  Period Ending  Period Ending  Period Ending
                   Sept. 30, 2000 Sept. 30, 2000 Dec. 31, 2000  Dec. 31, 2000
                   -------------- -------------- -------------  -------------
Revenues
   Sales
   Special
    projects                                  -                             -
                    ------------   ------------   ------------   ------------
Total Operating
  Income                       -              -              -              -

Expenses
 Selling, general
  and admini-
  strative expenses            -         75,382        106,782        133,466
 Research and
  development             90,914          1,540         44,897          3,933
                    ------------   ------------   ------------   ------------
Total operating
  expenses                90,914         76,921        151,679        137,399
                    -------------  -------------  -------------  -------------
Loss from
  operations             (90,914)       (76,921)      (151,679)      (137,399)
                    -------------  -------------  -------------  -------------
 Other income
  (expense)
Sub-lease and other
  income                   7,630          7,630         15,375         33,133
   Interest income                            -                             -
   Interest Expense      (21,634)       (23,635)       (47,663)       (51,665)
                    -------------   ------------   ------------  -------------
Total other income
  (expense), net         (14,004)       (16,005)       (32,288)       (18,532)
                    -------------   ------------   ------------  -------------
 Loss before income
   taxes                (104,918)       (92,926)      (183,967)      (155,931)
                    -------------   ------------   ------------  -------------
 Net Income (loss)      (104,918)       (92,926)      (183,967)      (155,931)
                    =============   ============   ============  =============



Net income (loss)
 per common share          (0.05)         (0.04)         (0.08)         (0.06)

 Weighted average
  shares outstanding   2,327,359      2,540,987      2,327,359      2,540,987












                       VEREX LABORATORIES, INC.
                            BALANCE SHEETS

                                      As Reported    As Restated
                                     Period Ending  Period Ending
                                     March 31, 2001 March 31, 2001
                                     -------------- --------------
Assets
 Current assets:
   Cash and cash equivalents                  1,906          1,906
   Note receivable                           25,300         25,300
   Other receivables                              -              -
   Prepaid expenses                           6,826          6,826
                                      -------------- --------------
                                             34,032         34,032

 Property and equipment, at cost
   Furniture and equipment                  496,874        496,874
   Leasehold improvements                     1,317          1,317
                                     -------------- --------------
                                            498,191        498,191

  Less accumulated depreciation            (494,721)      (494,721)
    and amortization
                                     -------------- --------------
     Property and equipment - net             3,470          3,470
 Other assets:
   Patents and trademarks, net of
     accumulated amortization of             93,030         15,572
                                     -------------- --------------
 Total                                      130,532         53,074
                                     ============== ==============

Liabilities and Stockholders' Equity
Current Liabilities
   Accounts Payable                         252,154        256,167
   Accrued Expenses                          36,144         36,144
   Accrued salary and benifits payable      180,000        556,081
   Accrued royalties                         32,500         32,500
   Notes payable                            635,836        615,000
   Notes payable - related parties           24,938         39,642
                                     -------------- --------------
       Total current liabilities          1,161,572      1,535,535

Long-term debt
 Accrued salary and benefits payable,
    net of current portion                  294,147
                                     -------------- --------------
       Total Liabilities                  1,455,719      1,535,535


 Stockholders' deficit
 Common Stock, no par value,
   100,000,000 shares authorized
  shares issued and outstanding           13,755,685     14,038,977
 Accumulated deficit                     (15,080,872)   (15,521,438)
                                       -------------- --------------
                                          (1,325,187)    (1,482,461)
                                       -------------- --------------
 Total                                       130,532         53,074
                                       ============== ==============



                        VEREX LABORATORIES, INC.
                        STATEMENTS OF OPERATIONS

                                           As Reported    As Restated
                                          Period Ending  Period Ending
                                         March 31, 2001 March 31, 2001
                                         -------------- --------------
Revenues
   Sales
   Special projects                                                  -
                                         -------------- --------------
         Total Operating Income                       -              -


 Expenses
   Selling, general and administrative
      expenses                                  168,996        210,681
   Research and development                      70,951          8,498
                                         -------------- --------------
             Total operating expenses           239,947        219,179
                                         -------------- --------------
             Loss from operations             (239,947)      (219,179)
                                         -------------- --------------

 Other income (expense)
   Sub-lease and other income                    23,220         40,978
   Interest income                                                   -
   Interest Expense                            (75,263)       (81,266)

                                         -------------- --------------
Total other income (expense), net              (52,043)       (40,288)
                                         -------------- --------------

 Loss before income taxes                     (291,990)      (259,467)
                                         -------------- --------------
 Net Income (loss)                            (291,990)      (259,467)
                                         ============== ==============



 Net income (loss) per common share              (0.12)         (0.10)

 Weighted average shares outstanding          2,387,907      2,540,987



    (10)    Subsequent Events

  Subsequent to June 30, 2001 the Company received a notice of claim from the State of Colorado Health Science Center directed to the Company relating to a debt of approximately $117,219 plus $5,780 of interest through August 23, 2001 allegedly owed by the Company from 1995. The Company maintained no record of this liability and the liability was not recorded as of June 30, 2001. Further, the Company is subject to many claims in the normal course of its business operations. The outcome of the $117,219 aforementioned claim and those in the normal course of its business cannot be accurately predicted.

   1042390 shares held by other than PRP * $ .379/share closing price at 6/29/01 (Friday) quoted on Big Charts