Form 10KSB/A
period 2000-06-30
VEREX LABORATORIES INC/CO
filed 2002-01-22
CIK 716861

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                     Admendment to  FORM 10-KSB

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

                    Commission file number 0-11232
                                          ----------

                      VEREX LABORATORIES, INC.
-----------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

           Colorado                                     84-0850695
         -------------                              ----------------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                 Identification No.)


Building D, Suite 100,
14 Inverness Dr. East, Englewood, CO                    80112
---------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (303) 799-4499

      Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                   Name of each exchange on
                                                which registered

            None                                     None
      -------------------                    ---------------------



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

                              PART I

ITEM 1.  BUSINESS
         --------
Background
----------

The Company was organized under the laws of the State of Colorado on September 29, 1980. The objective of the Company is to acquire, develop and market pharmaceutical and health care products. The Company obtains formulas and patents when available, selectstrademarks, designs product packages and promotes and markets, through licensing agreements, pharmaceutical and health care products. During fiscal 1998 the Company had one subsidiary, Bear Laboratories, Inc., incorporated in April 1991 for the purpose of exploiting VERIN, a drug formulation developed by the Company. Bear Laboratories, Inc., was disbanded on or about December 1999.

     On or about March 31, 2000, PR Pharmaceuticals, Inc. ("PRP"), a privately held pharmaceuticals company in drug delivery systems, acquired 52.95% of the outstanding common stock of the Company from certain of the shareholders and directors of the Company. The selling shareholders received one share of PRP common stock for each 15 shares of Verex common
stock.   In the purchase agreement, PRP agreed to make a tender
offer to purchase the remaining shares of outstanding Verex common stock on a similar exchange basis or, at PRP's option, for a cash purchase price. This agreement was based on the condition that audited financials of the Company would be issued on or before November 30, 2000, which condition was not met. The Company has received no notice of PRP's intentions with respect to the tender offer."

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

Licensing Activities
-------------------------

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

The following table summarizes licensing agreements in existence at June 30, 2000:

Licensee and
Year of License                 Territory                Drug
---------------                -----------              -------

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

Trima Pharmaceutical              Israel               Verapamil,
(1993)                                                 Diltiazem

Trimel Life Sciences            Canada and             Nifedipine,
(Formerly Galen                United States           Naproxen,
 Pharma, Inc.)                                         Indomethacin
(1988)

Trimel Pharmaceutical             Israel               Verapamil,
(1992)                                                 Diltiazem

Productos BiotyLDA               Portugal              Verapamil
(1988)

ECR Pharmaceuticals                USA
Conquer (2000) (This license was subsequently terminated in December 2000.


     Royalties on the foregoing licensing agreements range from 5% to 7.5% of invoice sales and there are no minimum sales requirements pursuant to the agreements. The Company is not entitled to any royalties under the agreement with Sanofi. The company has been notified that Laevosan does not intend to sell Verapamil in Austria, and the Company intends to determine if other distributors may be interested in selling this product. The

Company received $ 0 and $ 0 revenues from licensing fees and royalties during the fiscal years ending June 30, 1999 and 2000, respectively. The Company does not foresee receiving any significant income from those licensing agreements.

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


Future drug delivery system
---------------------------

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


Veraderm
--------

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


Psorex
------

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

Employees
---------

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS
         ---------------------------------------------------


    There were no following matters were submitted to the Company's shareholders for a vote during the Company's fiscal fourth quarter:




                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON
         STOCK AND RELATED SECURITY HOLDER MATTERS
         -----------------------------------------

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
----------------------------------------------------------------------
                                            High               Low
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



ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

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

Share-
holders'
(Deficit)       (1,063,473)    (1,878,096)    (1,031,050)     (282,034)

Revenues            31,550        104,205        301,093        14,710

Net(Loss)         (215,003)      (906,415)      (748,957)   (1,276,778)

Net(Loss)
Per Share             (.09)          (.39)         (. 32)         (.55)



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
                ---------------------------------------------


Results of Operations
---------------------

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

Liquidity and Capital Resources
-------------------------------

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


Future Business Strategy and Subsequent Events
------------------------------------------------
Management is reviewing the current business liquidity problem and is developing a plan to address these issues.


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

     None




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

President of the Company (1980 - March 2000); Director of the Company (1980 - Present); Treasurer of the Company (1980 - March of 2000; Chairman of the Board of Directors and Chief Executive Officer of the Company (1982 - March of 2000; Assistant Professor, School of Medicine, Louisiana State University (1979-1980); Vice President-Medical Affairs, Boots Pharmaceutical, Inc. (1979-1980); Director of Clinical Pharmacology and Research, Wallace Laboratories (1976-1979)

James B. Petre                           47

Director of the Company (January 1993 - Present); Independent business consultant and advisor (1989 - Present);
Senior Vice President and Director of Previews, Inc., Denver Colorado; a worldwide real estate brokerage firm (1984-1989); Member of the Drug Information Association. BS in Business Administration, University of Denver.

Steve Howe (1)                           48

Chairman of the Board of Directors (March 2000 - Present); Chief Executive Officer (March 2000 - Present); Secretary (March 2000
- Present) Chairman of the Board of Directors and Chief Executive Officer, PR Pharmaceuticals Inc.; 43.82% Shareholder PR Pharmaceuticals Inc.; BA in Business Administration - University of Wyoming.

Patrick Bols, Ph.D. (1)                  50

Director (March 2000 - Present); President (March 2000 - Present;
Director PR Pharmaceuticals Inc.; President PR Pharmaceuticals

Inc.; 17.50% Shareholder PR Pharmaceuticals Inc.; Director of
Worldwide Business Development - Johnson & Johnson; Ph.D. in
Agricultural Sciences - University of Gent, Belgium.

Edward C. Gruben                   54

Treasurer (March 2000 - Present); Managing Partner - Cambridge Consulting Group LLP; Managing Partner - Cambridge
Management Associates LLP; Member of the American Institute of Certified Public Accountants and the Colorado Society of CPA's; BSBA in Physical Sciences and Accounting - University of Colorado.


--------------------------

(1) Messers Howe and Bols are major shareholders in PR
Pharmaceuticals Inc. which owns 52.95% of the Company's issued and outstanding common stock.

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

                             Summary Compensation
               Annual Compensation                Long-TermCompensation
         ----------------------------------  ----------------------------------
                                            Awards             Payouts
                                         ----------------   ------------
                                  Other
                                  Annual   Restricted
Name and                          Compen-    Stock     LTIP
Principal       Salary   Bonus    sation   Award(s)   Options/  Payouts
Position  Year    ($)     ($)      ($)       ($)      SARs(#)     ($)
--------- ----  ------  -------  -------   -------    ------    -------
James M.  2000  125,000   -0-      -0-       -0-       -0-        -0-
Dunn,     1999  125,000   -0-     9,063      -0-       -0-        -0-
M.D.
(Former   1998  125,000   -0-    12,621      -0-       -0-        -0-
President
and
Chairman
of
the Board)
                                                                     All
                                                                    Other
                                                                   Compen-
                                                                   sation
                                                                     ($)
                                                                -----------
                                                                     -0-

                                                                     -0-

                                                                     -0-

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT
          -----------------------------------------------

     Based on certain reports filed with the Securities and Exchange

Commission, the table on the following page reflects certain information as of September 30, 2000 as to beneficial holders of more than 5% of the outstanding shares of Common Stock of the Company and as to Common Stock beneficially owned by all executive officers and directors of the Company as a group:

                             Amount and Nature             Percent of Shares
     Name of                   of Beneficial                of Common Stock
Beneficial Owner               Ownership (1)                  Outstanding
-----------------            -----------------             -----------------

PR Pharmaceuticals,
Inc.                               1,345,517                     52.95%

Steve R. Howe (2)

Patrick Bols (2)

James M. Dunn, M.D.                  -0-                             0%

James B. Petre                       -0-                             0%

Officers and Directors
as a Group (4 persons)             1,345,517                      48.8%
-----------------------

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

     (2)  Includes shares held by PR Pharmaceuticals, Inc.


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


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K
          ----------------------------------------

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

      (3) The following Exhibits were included as Exhibits to the Form S-18, SEC File No. 2-82403-D filed March 11, 1983 and are incorporated herein by reference:

        3.1 - Restated Articles of Incorporation
        3.2 - Restated By-laws
      10.34 - Credit Facility Agreement - PR Pharmaceuticals
      10.35 - Agreement - James M. Dunn, M.D. and registrant
              regarding accrued salary at registrant
      10.36 - Agreement James B. Petre regarding employment at
              Registrant and payment of accrued salary at Registrant.
      10.37 - Royalty Agreement - James M. Dunn, M.D. amended
              March 2000
      10.38 - Business Service Agreement - PR Pharmaceuticals

(b) The following Form 8-K's were filed by the Company during the quarter ended June 30, 2000.

               VEREX LABORATORIES, INC. AND SUBSIDIARY




                        Table of Contents

 Independant Auditors' Report                                     F - 2

Financial Statements

     Consolidated Balance Sheets - June 30, 2000
     and 1999                                                     F - 3,4

     Consolidated Statements of Operations
     For the Years Ended June 30, 2000, 1999 and 1998
     and Cumulative from September 29, 1980 (inception)
     to June 30, 2000                                             F - 5

     Consolidated Statements of Stockholders' Deficit
     For the Years Ended June 30, 2000, 1999 and 1998
     and Cumulative from September 29, 1980 (inception)
     to June 30, 2000                                             F - 6

     Consolidated Statements of Cash Flows
     For the Years Ended June 30, 2000, 1999 and 1998
     and Cumulative from September 29, 1980 (inception)
     to June 30, 2000                                             F - 7,8

     Notes to Consolidated Financial Statements                   F - 9

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




Balukoff Lindstrom & Co.
Boise, Idaho
July 28, 2000

                 VEREX LABORATORIES, INC. AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEETS

                         June 30, 2000 and 1999

                                                       June 30,
                                                   2000        1999
                                                ----------    -------
Current assets
Cash                                            $33,967        $31,371
Prepaid expenses                                 19,292          7,659
Note receivable                                  25,300         19,300
                                             ----------      ---------
Total current assets                             78,559         58,330
Property and equipment, at cost

Furniture and equipment                         496,873        494,548
          Leasehold improvements                  1,317          1,317

          Less accumulated depre-
           ciation and amortization            (493,560)      (488,730)
                                             -----------     ----------
                                                  4,630          7,135

     Other assets
          Patents, net of accum-
             ulated amortization
              of $284,688 and
               $259,163                         113,973        134,307
                                             ----------      ---------
                                               $197,162       $199,772
                                             ==========      =========
Current liabilities
     Accounts payable                          $321,633       $255,117
     Accrued expenses                            14,173         14,660
     Accrued salary and
         benefits payable                       180,000        512,500
     Accrued royalties                           32,500         32,500
     Notes payable                              280,000              -
     Notes payable - related parties             24,938         24,938
                                             ----------      ---------
                 Total current liabilities      853,244        839,715

                VEREX LABORATORIES, INC. AND SUBSIDIARY


                     CONSOLIDATED BALANCE SHEETS

                        June 30, 2000 and 1999
                               CONTINUED

                                                            June 30,
                                                     2000          1999
                                                  ----------    --------
Long-term debt
     Accrued salary and
        benefits  payable, net of
        current portion                           407,391        1,238,153

Shareholders' deficit
  Common stock, no par value,
  100,000,000 shares authorized
   2,327,359 shares issued and
     outstanding                                2,304,422        2,304,422
     Additional paid-in capital                11,420,990       10,391,364
     Retained earnings (deficit)              (14,788,885)
(14,573,882)
                                               (1,063,473)      (1,878,096)
                                             -------------    -------------
                                                 $197,162         $199,772
                                             =============    =============


                 VEREX LABORATORIES, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                    Years Ended June 30, 2000 and 1999

                                                   2000          1999
                                                 --------       -------

Revenues
     Sales                                              $70              $-
     Licensing income                                     -               -
     Special projects                                31,476          19,200
     Other income                                         -          85,000
     Interest income                                      4               5
                                                -----------    ------------
               Total Revenues                        31,550         104,205

Expenses
     Cost of Sales                                        -               -
     Selling, general and
      administrative
      expenses                                      206,983       1,010,620
     Research and
        development                                  17,042               -
     Operating                                            -               -
     Marketing                                          700               -
     Interest expense                                21,828               -
                                                -----------    ------------
              Total expenses                        246,553       1,010,620
                                                -----------    ------------
Loss before income taxes                           (215,003)       (906,415)

Income taxes                                              -               -

                      Net loss                    $(215,003)      $(906,415)
                                                  ==========      ==========
Net income (loss) per
   common share                                      $(0.09)         $(0.39)

Weighted average
   shares outstanding                             2,327,359       2,327,359


                         VEREX LABORATORIES, INC.
                  CONSOLIDATED STATEMENTS OF CHANGES IN
                     SHAREHOLDERS' EQUITY (DEFICIT)
                Years Ended June 30, 2000, 1999 and 1998

                                       Additional
            Common        Paid-in      Retained
            Stock         Capital      Deficit         Total
          ----------     ----------   ---------       --------
Balance
 at  June
30, 1997  $2,304,422    $10,332,114  $(12,918,570)   $(282,034)

Net loss           -              -      (748,897)    (748,897)
          ----------    -----------  -------------   ----------
Balance
at June
30, 1998   2,304,422     10,332,114   (13,667,467)  (1,030,931)

Capital
proceeds           -         59,250             -       59,250

Net loss           -              -      (906,415)    (906,415)
          ----------     ----------   ------------  -----------
Balance
at June
30, 1999   2,304,422     10,391,364   (14,573,882)  (1,878,096)

Net loss           -              -      (215,003)    (215,003)

Deferred
compen-
sation             -      1,029,626             -    1,029,626
          ----------     -----------  -----------   ----------
Balance
at June
30, 2000  $2,304,422    $11,420,990  $(14,788,885) $(1,063,473)
          ==========    ===========  ============= ============



               VEREX LABORATORIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended June 30, 2000 and 1999

                                      2000           1999
                                       ------       -------
Cash flows from
  operating activities

  Net loss                           $(215,003)    $(906,415)
     Adjustments to
       reconcile net
       loss to net

 cash used by
    operating activities

          Depreciation                   4,830         9,623
          Amortization                  23,384        23,947
       Changes in assets
             and liabilities
           Prepaid expenses            (11,633)          584
        Accounts payable
            and other accruals          66,516        36,455
               Accrued expenses           (487)       14,660
               Accrued salary
         and benefits payable         (133,636)      806,183
          Accrued royalties                  -             -
                                   ------------   ----------
 Net cash used by
    operating activities              (266,029)      (14,963)

Cash flows from investing
     activities

     Additions to property
         and equipment                  (2,325)         (520)
     Additions to patents
         and trademarks                 (3,050)      (16,649)
                                   ------------    ----------

                 VEREX LABORATORIES, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended June 30, 2000 and 1999
                                  CONTINUED

                                           2000               1999
                                          ------             -------
Net cash used by
    investing activities                  (5,375)           (17,169)

Cash flows from
    financing activities

Proceeds from paid-in
     capital                                   -             59,250
     Payment received
      on notes receivable                  1,000              3,000
     Issuance of notes
        receivable                        (7,000)           (11,800)
     Proceeds from notes
         payable                         280,000             11,125
     Payments on notes
         payable                               -             (2,500)
                                      -----------          ---------
 Net cash provided by
   financing activities                  274,000             59,075
  Net increase in cash                     2,596             26,943

Cash at beginning
    of year                               31,371              4,428
                                      ----------         ----------
 Cash at end of year                     $33,967            $31,371
                                      ==========         ==========
SUPPLEMENTAL DISCLOSURE FOR CASH FLOW
INFORMATION

Interest paid                            $21,828                $-
Deferred compensation
     converted to paid in
      capital                         $1,029,626                $-


              VEREX LABORATORIES, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS
                      June 30, 2000 and 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Company Operations
------------------
Verex Laboratories, Inc. (the "Company") was incorporated in
Colorado on September 29, 1980 and began developmental activities in July 1981. The Company is primarily engaged in the business ofdeveloping and marketing non-prescription and prescription drugproducts utilizing constant release rate drug delivery systems.

Prior to 1999 the Company had a wholly owned subsidiary, Bear Laboratories, Inc., in December of 1999 Bear Laboratories was disolved and is no longer in existence. There was no activity for Bear Laboratories in 1999 and consequently no information for BearLaboratories, Inc. is consolidated in the Company's financial statements for the fiscal years ended June 30, 2000 and 1999.

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

Property and Equipment
----------------------
Property and equipment are recorded at cost and depreciated over the estimated useful lives (three to seven years) of the asset using thestraight-line method. Leasehold improvements are amortized on astraight-line basis over the remaining term of the office lease.

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


Revenue Recognition
-------------------
The Company previously recognized nonrefundable technology access fees and milestone payments as revenue when received and when the Company fulfilled all contractual obligations relating to the fees and milestone payments. Effective in the fourth quarter of 2000, the Company changed its method of accounting for nonrefundable technology access fees and milestone payments to recognize such payments over the term of the related agreements in accordance with the Securities and Exchange Commission's
Staff Accounting Bulletin No. 101 - Revenue Recognition in
Financial Statements. As of June 30, 2000 the Company had no further obligations related to the licensing fees agreements signed in prior years.

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

NOTE B - NOTES PAYABLE AND LONG-TERM DEBT

                                                2000            1999
     Notes payable to the former
     president of the Company;
     non interest bearing and maturing
     from July 1997 to June 2000.
     The notes are not collateralized.        $ 24,938       $ 16,313

     Accrued salaries owed to
     the prior President and Officer/
     Director for past services with
     an interest rate of 7%, principle
     payments in monthly installments of
     $15,000 for twenty-four months
     with the remaining balance and interest
     due on February 1, 2002.                   587,391           --

     Note payable to PRP with an interest
     rate of 15.78%, interest paid quarterly
     with the principle balance due March
     21, 2001, secured  by the assets of the
     Company.                                   280,000           --
                                                892,329       16,313
     Less current portion                      (484,938)     (16,313)
                                               ---------     --------
                                               $407,391       $    --
                                               ========       =======
Maturities in future years are:

                         2001                  $    484,938
                         2002                       407,391
                                               ------------
                                               $    892,329

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

The following is a summary of options at June 30, 1999 and 1998:

                                                        Weighted
                                                        Average
                                      Exercise          Exercise
                                      Price Per         Price Per
                  Options             Share              Share
                 ----------           ---------        ---------
Balance June
  30, 1997         17,000               2.50              2.50
    Granted        50,000                .75              1.19

Balance June
  30, 1998         67,000            .75 - 2.50           1.19
    Granted       913,500            .82 - 1.15            .82

Balance June
  30, 1999        980,000        $   .75 - 2.50         $  .85


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

                                                      June 30,
                                               2000              1999
                                             ---------         --------
Long-term deferred tax assets
        Operating losses                 $   3,978,156    $  3,911,455
          Deferred salary                      223,209         533,573
                                         -------------    ------------
Total long-term deferred assets              4,201,365       4,445,028
     Valuation allowance                    (4,201,365)     (4,445,028)
                                         --------------   -------------
          Net deferred tax               $          --    $         --
                                         ==============   =============

At June 30, 2000, the Company has approximately $10,500,000 of net operating loss carryforwards for income tax purposes that expire between June 30, 2000 and June 30, 2015.


NOTE F - RELATED PARTY TRANSACTIONS

Employment and Royalty Agreements

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


                    F13
The Company amended the royalty agreement to pay its prior
President 7.5% of license royalty or on gross profit received by the Company on sales or licensing from the Aztec product only. The amount to be paid to the prior President is not to exceed an accumulative total of approximately $2.5 million.

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


NOTE G - GOING CONCERN CONTINGENCY

The Company incurred significant operating losses during the years ended January 31, 1999 and 1998 due primarily to tough competition in the pharmaceutical industry. The Company's ability to continue as a going concern is primarily dependent upon two factors: increasing licensing revenues from its current patents and minimizing operating costs, and the Company has access to $1 million security agreement with PRP. On or about March 22, 2000, the Company arranged a credit facility with PRP, Inc. to borrow up to $1,000,000 and matures March 21, 2001. All advances under this arrangement are secured by all of the Company's assets, including its technology, patents, and proprietary information and all updates, modifications, continuations and improvements thereto. The Company may request advances under this line of credit from time to time as long as it is in compliance with the "Conditions of Lending" under the Master Loan Agreement. Generally, PRP, Inc. will make advances pursuant to the "Conditions of Lending" as long as the Company is complying with the material terms of the Master Loan Agreement and there are no material adverse changes in its financial condition. As of June 30, 2000 the Company had drawn $280,000 under this line of credit. Management believes that unused line of credit of $720,000 may not be sufficient to meet minimum liquidity needs for the foreseeable future. Since there remains $629,000 of accrued management compensation and aged payables of approximately $200,000 to pay from this line, the availability from line of credit is not adequate to allow the Company to fund any research or development projects.










































                                 F-16
                            SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                       VEREX LABORATORIES, INC.

(Date)                             January 12, 2001
By:(Signature)                     /s/Patrick Bols
(Name and Title)                   Patrick Bols, President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(Registrant)                       VEREX LABORATORIES, INC.

(Date)                             January 12, 2001
By:(Signature)                     /s/Patrick Bols
(Name and Title)                   Patrick Bols, President and Director

(Date)                             January 12, 2001
By:(Signature)                     /s/Steve R. Howe
(Name and Title)                   Steve R. Howe, Chairman of the
                                   Board, Secretary and Director

(Date)                             January 12, 2001
By:(Signature)                     /s/Edward C. Gruben
(Name and Title)                   Edward C. Gruben, Treasurer

(Date)                             January 12, 2001
By:(Signature)                     James M. Dunn, M.D.
(Name and Title)                   James M. Dunn, M.D., Vice
                                   President of Medical Affairs and
                                   Director

(Date)                             January 12, 2001
By:(Signature)                     James B. Petre
(Name and title)                   James B. Petre, Director