Form 10KSB/A
period 2001-06-30
VEREX LABORATORIES INC/CO
filed 2002-01-25
CIK 716861

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB/A

                           ANNUAL REPORT
                PURSUANT TO SECTION 13 or 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended June 30, 2001 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________  to __________

                    Commission file number 0-11232
                                 ---------

                      VEREX LABORATORIES, INC.
     ---------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

           Colorado                          84-0850695
          ----------                        ------------
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)        Identification No.)

Building D, Suite 100, 14 Inverness Dr. East, Englewood, CO  80112
-----------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:   (303)799-4499
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

   This Amendment Supersedes Prior Unsigned Draft Filed in Error
   -------------------------------------------------------------
     This amendment is being filed to supersede the draft, unsigned Report on Form 10-KSB which was filed in error on November 26, 2001. Such Report should not be relied upon.

                Statement Concerning Rule 12b-21
                --------------------------------
     This Amendment contains the portions of the Report on Form 10-KSB that Registrant is currently in a position to file. The Registrant has omitted the financial statements, selected financial information and portions of Management's Discussion and Analysis because certain information necessary to enable Registrant's officers to provide the required representations to Registrant's independent auditors, and to enable them to sign a report containing such information, has only recently been made available to Patrick Bols, President and Director of Registrant, and Steve Howe, Chairman of the board and a Director of Registrant.
Upon review of such information such officers will determine whether they will be able to make the required representations and to sign an amended report containing such information.


                              PART I

ITEM 1.  BUSINESS
         --------

Background
-------------

The Company was organized under the laws of the State of Colorado on September 29, 1980. The Company's objective is to acquire, develop and market pharmaceutical and health care products.

     On or about March 31, 2000, PR Pharmaceuticals, Inc. ("PRP"), a privately held pharmaceuticals company focused on developing drug delivery systems, acquired 52.95% of the outstanding common stock of the Company from certain of the shareholders and directors of the Company. The selling shareholders received one share of PRP common stock for each 15 shares of Verex common stock. PRP agreed to make a tender offer to purchase the remaining shares of outstanding Verex common stock on a similar exchange basis or, at PRP's option for a cash purchase price, provided that audited financials of the Company were issued on or before November 30, 2000. That condition was not met, and PRP has taken the position that it is under no obligation to make any tender or exchange offer to Verex's shareholders.

Credit Facility
---------------

On March 20, 2000 the Company obtained a $1 million credit
facility with PRP. Without the credit facility, the Company would have been unable to continue to operate for any significant period. The credit facility was also negotiated to provide payment of the accrued management compensation. On March 22, 2001 this credit facility became due and payable. PRP did not extend this credit facility and the Company is currently in default. At June 30, 2001, the Company owed $615,000 in principal and $56,000 in interest on this credit facility. In order to enable the Company to pay accrued management compensation, the Company has negotiated a series of 90-day notes with PRP.  At June 30, 2001, the Company had borrowed $45,000 under two notes.  In addition, PRP has
advanced $49,192 on account to enable the Company to pay
operating expenses such as rent and utilities. The agreement under which PRP acquired its shares in Verex provides that PRP is obligated to make certain advances to Verex to fund accrued salaries. That obligation is disputed by PRP. See Item 3 - Legal
Proceedings.   PRP has made no other commitments to continue to
provide funds to Verex and there is no assurance that funds will be available to support operations or research and development. See Management's Discussion - Liquidity & Capital Resources, below.

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

Laevosan                      Austria                       Verapamil
(1987 & 1988)
Approved 8/93

Trimel Life Sciences          Canada                        Verapamil
(Formerly Galen
 Pharma, Inc.)
(1988)

Trima Pharmaceutical          Israel                        Verapamil,
(1993)                                                      Diltiazem

Trimel Life Sciences          Canada and                    Nifedipine,
(Formerly Galen               United States                 Naproxen,
 Pharma, Inc.)                                              Indomethacin
(1988)

Productos BiotyLDA            Portugal                      Verapamil
(1988)

Metabolic Innovations, LLC    Worldwide                     Verin, CR
                                                            Glucosamine

PR Pharmaceuticals
Agreement regarding patent
prosecution, research and                                   Nanosphere
development)                  Not Applicable                Technology


     Royalties on the foregoing licensing agreements range from 5% to 7.5% of invoice sales and there are no minimum sales requirements pursuant to the agreements. The Company is not entitled to any royalties under the agreement with Sanofi. The Company has been notified that Laevosan does not intend to sell Verapamil in Austria. The Company received no revenues from licensing fees and royalties under any of the foregoing license agreements during the fiscal years ending June 30, 2001 and 2000. The Company does not foresee receiving any material revenue under any of those licensing agreements in the future. The Company does not have the resources to continue to pursue licensing arrangements.

AZT Formulation
-------------------

     The Company has developed a controlled release rate formulation of zidovudine (AZT), which is used in the treatment of persons diagnosed as having Acquired Immunodeficiency
Syndrome (AIDS) or being HIV positive. The trademark name
AZTEC has been registered with the United States Patent and Trademark Offices and a patent covering this formulation of AZT was issued in the United States on Oct. 28, 1997. However, the use of the compound AZT for the treatment of HIV is protected by patents held by GlaxoSmithKline plc, which do not expire in the U.S. until 2005. During the fiscal years ended June 30, 1995 through 1998, clinical trials of AZTEC were conducted at 15 sites in the United States. However, clinical work and product registration activities were halted by the Company because of lack of financial resources. In the mean time the AIDS treatment market is evolving rapidly, with many new drugs and combination treatments introduced in recent years. The Company currently has no resources to pursue this project, and it is unclear whether the Company's formulation would be commercially viable even if it is successfully developed, in view of the new therapies that have become available.

Future Drug Delivery System
---------------------------

      The Company has conducted early stage development work with respect to of a sustained drug delivery system that has shown potential for oral administration of drugs of macromolecule size, particularly proteins, polypeptides and polysaccharides, which have low or no bioavailability when given orally. After the previous management abandoned a patent application with respect to this approach, a new provisional patent application was filed with the assistance of PRP with respect to this approach in November 2000. PRP and the Company have agreed that PRP will pay for certain intellectual property and research costs of this technology, and that the two companies will share equitably in any proceeds from the development of this technology. However the Company has been unsuccessful in reproducing earlier work with this approach. Any further development of this technology would require that the Company successfully reproduce the results apparently obtained in earlier experiments. The Company currently has no resources to pursue additional experiments in this area. There can be no assurance that any patent will be issued and if it does, whether the claims will be commercially significant.

Veraderm
--------

This is a wound dressing, made from a proprietary formulation of polymers that, when applied superficially to an open wound, can enhance healing while diminishing the chances of infection. Early testing has shown that it might be beneficial in the treatment of decubitus ulcers. However, no controlled clinical field trials have been carried out. A trademark has been received.

Psorex
------

     The Company has discovered a treatment which it believes may be useful in alleviating the symptoms of psoriasis. Psoriasis is a chronic inflammatory skin disease, characterized by skin scaling and ulcerations, which affects about 2% of the population. The formulation is a tablet. The Company currently lacks the resources to conduct any further development work on this treatment.

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

     Historically, the Company has sought licensing arrangements for its formulations rather than engage in significant marketing efforts of its own. The Company currently has no resources to pursue licensing arrangements for any of its products under development.

Employees
---------

     The Company had no full-time employees at June 30, 2001.


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


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     On October 23, 2001, PR Pharmaceuticals, Inc., the majority shareholder of the Company, filed a complaint in the District Court for Larimer County, Colorado against Mr. James Petre and Dr. James Dunn, two of the Directors of the Company.
The complaint alleges that Dr. Dunn and Mr. Petre fraudulently misrepresented material facts in order to induce PR Pharmaceuticals to purchase the shares of Verex Laboratories, Inc. from its then majority shareholders. Mr. Petre and Dr. Dunn were terminated as employees of PR Pharmaceuticals, Inc. on October
25, 2001. As of the date of this report, both Mr. Petre and Dr. Dunn continue as members of the board of directors of Verex Laboratories, Inc.

     On October 28, 2001, the State of Colorado, Central Collection Service, as agent for the University of Colorado Medical School, filed a lawsuit against the Company in the District Court for the City and County of Denver, Colorado, seeking payment for clinical drug study services allegedly provided at the request of the Company. Services mentioned in the complaint were performed before the acquisition of any of the Company's stock by PR Pharmaceuticals, Inc. The complaint seeks money damages of $146,761.85, including accrued interest of $29,543.91. The Company has filed an answer to the complaint denying any liability to the State of Colorado.

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

     As of June 30, 2001, the Company had approximately 1,236 holders of record of its common stock and the closing bid price on its common stock on Thursday, October 4, 2001 was $.40 per share.

     The Company has not paid any dividends since its inception and presently anticipates that all earnings will be retained for development of the Company's business.


ITEM 6.  SELECTED FINANCIAL DATA
         ------------------------

     Omitted.  See Statement Concerning Rule 12b-21 above.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------

Results of Operations
------------------------

Omitted.  See Statement Concerning Rule 12b-21 above.

Liquidity and Capital Resources
----------------------------------

     At June 30, 2001 the Company had a working capital deficiency exceeding $1.6 million compared to negative working capital of $781,385 at June 30, 2000. The principal items contributing to the deficiency are working capital expenditures supporting operations for fiscal 2001, and the change in classification of liabilities for accrued salaries from long-term liabilities to current liabilities.

     The Company has no capital commitments other than the payment of deferred salaries to its former employees, aged accounts payable and the payment of rent on its facilities lease.
The Company currently has no source of funds to meet those commitments, or to fund ongoing operations.

On March 31, 2000, PR Pharmaceuticals, Inc. (PRP) purchased approximately 53% of the outstanding stock from the majority shareholders. As part of the purchase agreement, the employment agreements, royalty agreements and option agreements between the Company and its president and other company employees were either amended or terminated.

     On or about March 22, 2000, the Company arranged a credit facility with PRP to borrow up to $1,000,000, which matured
March 21, 2001. All advances under this arrangement are secured by all of the Company's assets, including its technology, patents, trademarks and proprietary information and all updates, modifications, continuations and improvements thereto. The Company was able to request advances under this line of credit from time to time as long as it is in compliance with the "Conditions of Lending" under the Master Loan Agreement.

     On March 22, 2001 this credit facility became due and payable. PRP did not extend this credit facility and the Company is currently in default. At June 30, 2001 the Company owed
$615,000 in principal and $56,000 in interest on this line of credit. In order for the Company to maintain its commitment to provide payment of the accrued management compensation the Company has negotiated a series of 90 day notes with PRP. At June 30, 2001 the Company had borrowed $45,000 under two notes. In addition, PRP has advanced $49,192 on account to enable the Company to pay operating expenses such as rent and utilities. The agreement under which PRP acquired its shares in Verex provides that PRP is obligated to make certain advances to Verex to fund accrued salaries. That obligation is disputed by PRP. See Item 3 - Legal Proceedings. PRP has made no other commitments to continue to provide funds and there is no assurance that funds will be available to support operations or research and development.
There remains $521,513 of accrued management compensation and aged payables of approximately $267,000. The Company does not have adequate resources to fund any operations, including research or development projects.

Recently issued or Proposed Accounting Standards and Pronouncements
-------------------------------------------------------------------

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No 142,
Goodwill and Other intangible Assets and approved for issuance SFAS No. 143 Accounting for Asset Retirement Allocations.
SFAS No. 141 requires that the purchase method business combination must meet to be recognized and reported apart from goodwill. The adoption of SFAS No. 141 will have no impact on our fiscal 2001 financial statements.

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

Subsequent Events
------------------

Subsequent to June 30, 2001 the Company received a notice of claim from the State of Colorado Health Science Center relating to an alleged debt of approximately $117,219 plus $5,780 of interest through August 23, 2001 allegedly owed by the Company from 1995. The Company maintained no record of this alleged liability and the alleged liability was not recorded as of June 30, 2001. Further, the Company is subject to many claims in the normal course of its business operations. The outcome of the claim and those in the normal course of its business cannot be accurately predicted.

Subsequent to June 30, 2001, Edward C. Gruben, Treasurer, tendered his resignation and was accepted by the Company's
Chairman.

Industry Trends
- ----------------

     There is substantial competition with respect to delayed release drug delivery products from major, highly recognized, manufacturers with large advertising budgets. In addition, major drug manufacturers currently market recognized prescription formulations for Verapamil, Naproxen, Indomethicin and AZT.

Future Business Strategy and Subsequent Events
- ----------------------------------------------
The Company currently does not have the financial resources to meet existing commitments or to fund ongoing business operations.

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

     Omitted.  See Statement Concerning Rule 12b-21 above.


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
<FN1>                                    Present); President (March 2000
                                         - Present); President and Director PR
                                         Pharmaceuticals Inc.; Director of
                                         Worldwide Business Development -
                                         Johnson & Johnson; Ph.D in
                                         Agricultural Sciences -
                                         University of Gent, Belgium.


Edward C. Gruben             55          Treasurer (March 2000 -
                                         Present); Managing Partner -
                                         Cambridge Consulting Group LLP;
                                         Managing Partner - Cambridge
                                         Management Associates LLP;
                                         Member of the American
                                         Institute of Certified Public
                                         Accountants and the Colorado
                                         Society of CPA's; BSBA in
                                         Physical Sciences and
                                         Accounting - University of
                                         Colorado. Subsequent to June 30, 2001,
                                         Mr. Gruben resigned as an officer
                                         and employee of the company.


<FN1> Messrs. Howe and Bols are major shareholders in PR
Pharmaceuticals Inc., which owns 52.95% of the Company's issued and outstanding common stock.

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

                                Summary Compensation
                Annual Compensation                 Long-Term
Compensation
         ----------------------------------  ---------------------------------
                                                 Awards            Payouts
                                            ----------------   --------------
                                     Other                              All
                                     Annual    Restricted               Other
Name and                             Compen-   Stock            LTIP   Compen-
Principal          Salary     Bonus  sation   Award(s) Options/ Payouts sation
Position      Year   ($)       ($)     ($)        ($)    SARs(#)  ($)    ($)
---------     ----  ------    -----   -------   -------- ----- ------- -------
James M.      2001     -0-     -0-      -0-       -0-     -0-     -0-    -0-
Dunn, M.D.    2000  125,000    -0-      -0-       -0-     -0-     -0-    -0-
 (Former      1999  125,000    -0-    9,063       -0-     -0-     -0-    -0-
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

On March 31, 2000 the Company and one of its Employee/Directors agreed to an employment contract. The employee was to be paid a base salary of $80,000 per year. This employee had a balance of accrued salaries of $253,333. The Company agreed to pay $5,854 for 24 months with a balloon payment of $112,845 plus any accrued interest on February 1, 2002. If during the twenty-four months the Company is able to commercialize any of its products, 19.51% of the net profit will be used to accelerate the payment of the accrued salary. The acceleration payments will be made to the balloon balance first, and then applied to the remaining monthly installments. In April of 2001, this employee resigned his position with the Company and agreed to an employment agreement with PRP on similar terms as he had with the Company.

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

Business Service Agreement
--------------------------

On April 12, 2000 the Company signed a business services agreement with PRP. PRP is to provide administrative functions necessary in the management of the Company. Fees to be paid to PRP are not to exceed $5,000 per month, without the prior written consent of the Board of Directors of Verex. The business service agreement can be cancelled by either party with 60 days prior written notice. As of June 30, 2001 the Company owed $30,000 in fees under this agreement which is accruing finance charges for late payment at 10% per annum. The Company has accrued $660 in finance charges to June 30, 2001.

Agreement Regarding Patent Prosecution, Research and Development

On November 16, 2000, the Company signed an agreement concerning the development of the Company's sustained release approach for oral delivery of macromolecules with PRP. This agreement provides that PRP will make certain payments for the research, development and intellectual property expenses incurred in connection with this approach. Pursuant to this agreement, a provisional patent application was filed, and additional studies have been conducted. To date, the Company had not been able to replicate earlier favorable data. Any further development of this technology would require that the Company successfully reproduce the results apparently obtained in earlier experiments. The Company currently has no resources to pursue additional experiments in this area. There can be no assurance that any patent will be issued and if it does, whether the claims will be commercially significant.


                           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K
          -------------------------------------------------------

(1)    Omitted. (a)(1) Omitted.  See Statement Concerning Rule
       126-21 above.

      (2)   Omitted.  See Statement Concerning Rule 12b-21 above.

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


(Registrant)                       VEREX LABORATORIES, INC.
(Date)                             January 24, 2002
By:(Signature)                     /s/ Patrick Bols
(Name and Title)                   Patrick Bols, President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


(Registrant)                       VEREX LABORATORIES, INC.
(Date)                             January 24, 2002
By:(Signature)                     /s/ Patrick Bols
(Name and Title)                   Patrick Bols, President and Director




(Date)                             January 24, 2002
 By:(Signature)                    /s/Steve R. Howe
(Name and Title)                   Steve R. Howe, Chairman of the
                                   Board, Secretary and Director