Form 10KSB/A
period 2001-06-30
VEREX LABORATORIES INC/CO
filed 2002-05-06
CIK 716861

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

This Amendment Provides Certain Information Previously
Omitted in the 10KSB/A Executed 1/24/02

     This amendment is being filed to provide additional information previously omitted pursuant to the Statement
Concerning Rule 12b-21 as stated in the 1/24/02 10KSB/A




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


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     On October 23, 2001, PR Pharmaceuticals, Inc., the majority shareholder of the Company, filed a complaint in the District Court for Larimer County, Colorado against Mr. James Petre and Dr. James Dunn, two of the Directors of the Company.
The complaint alleges that Dr. Dunn and Mr. Petre fraudulently misrepresented material facts in order to induce PR Pharmaceuticals to purchase the shares of Verex Laboratories, Inc. from its then majority shareholders. Mr. Petre and Dr. Dunn were terminated as employees of PR Pharmaceuticals, Inc. on October
25, 2001. As of the date of this report, both Mr. Petre and Dr. Dunn continue as members of the board of directors of Verex Laboratories, Inc. As of the date of this filing in February 2002, Mr. James Petre and Dr. James Dunn filed a request for dismissal of the above complaint, and a counterclaim with the District Court for Arapahoe County, Colorado alleging misrepresentations by PR Pharmaceuticals, Inc.

      On October 28, 2001, the State of Colorado, Central Collection Service, as agent for the University of Colorado Midical School, filed a lawsuit against the Company in the District Court for the City and County of Denver, Colorado, seeking payment for clinical drug study services allegedly provided at the reauest of the Company. Services mentioned in the complaint were performed before the acquisition of any of the Company's stock by PR Pharmaceuticals, Inc. The complaint seeks money damages of $146,761.85, including accrued interest of $29,543.91. The Compnay has filed an answer to the complaint denying any liability to the State of Colorado.

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

  2000 Compared to 1999, as restated
 --------------------------
  Revenues for 2000 were $31,546 compared to $104,200 in 1999. The principle difference in revenue between reporting periods is a license fee of $85,000 that the Company received in 1999. The Company's licensing and sales revenue is based on the Company's ability to develop, protect, and market the Company's intellectual property. It is difficult to predict the Company's future recognition of licensing and sales revenue.

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

Future Business Strategy and Subsequent Events
----------------------------------------------
The Company currently does not have the financial resources to meet existing commitments or to fund ongoing business operations.

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


(Registrant)                       VEREX LABORATORIES, INC.

(Date)                             4/26/02
By:(Signature)                     /s/ Patrick Bols
(Name and Title)                   Patrick Bols, President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


(Registrant)                       VEREX LABORATORIES, INC.

(Date)                             4/26/02
By:(Signature)                     /s/ Patrick Bols
(Name and Title)                   Patrick Bols, President and Director




(Date)                             4/26/02
By:(Signature)                     /s/ Steve R. Howe
(Name and Title)                   Steve R. Howe, Chairman of the
                                   Board, Secretary and Director

                     INDEX TO FINANCIAL STATEMENTS
                     -----------------------------

                                                                Page
                                                                ----
Independent Auditors' Report - 2001                              F-1
Independent Auditors' Report - 2000                              F-2

 Balance Sheets for June 30,2001 and 2000                        F-3
 Statements of Operations for June 30, 2001 and 2000             F-4
 Statements of Shareholder's Deficit June 30, 2001 and 2000      F-5
 Statements of Cash Flows June 30, 2001 and 2000                 F-6
 Notes to Financail Statements  June 30, 2001 and 2000        F-7 - F-16

Balance Sheets for Sept, 30, 1999 and Dec. 31, 1999              F-17
Statements of Operation Sept, 30, 1999 and Dec. 31, 1999         F-18

Balance Sheets March 31, 2000 and June 30, 2000                  F-19
Statements of Operations March 31, 2000 and June 30, 2000        F-20

Balance Sheets for Sept 30, 2000 and Dec. 31, 2000               F-21
Statements of Operations Sept. 30, 2000 and Dec. 31, 2000        F-22

Balance Sheets Reported and Restated for March 31, 2001          F-23
Statements of Operations Reported and Restated for
   March 31, 2001                                                F-24

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note I to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




KPMG LLP


Denver, Colorado
October 15, 2001

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




Balukoff Lindstrom & Co.
Boise, Idaho
July 28, 2000

                        VEREX LABORATORIES, INC.
                             BALANCE SHEETS
                         June 30, 2001 and 2000

                 Assets                      2001           2000
                                            ------         ------
  Current assets:

       Cash                                   $209         $33,967
       Note receivable                      25,300          25,300
       Other Receivable                        555               -
       Prepaid expenses and deposits         4,600          19,292
                                        ----------     -----------
            Total current assets            30,664          78,559

  Property and equipment:

       Furniture and equipment             496,874         496,874
       Leasehold improvements                1,317           1,317

       Accumulated depreciation and
         amortization                     (495,108)       (493,561)
                                        -----------     -----------
       Net property and equipment            3,083           4,630

  Intangible assets -
       Patents, net of accumulated
         amortization of $4,698 and
         $2,651, respectively, as
           restated                         19,547          17,048
                                        ----------     -----------
            Total assets                   $53,294        $100,237
                                        ==========     ===========
Liabilities and Shareholders' Deficit

  Current liabilities:

       Accounts payable, as restated      $266,815        $313,020
       Accrued expenses, as restated       113,960          18,621
       Current portion of salary
          and benefits payable             521,513         180,000
        Accrued royalties                   32,500          32,500
       Notes payable, in default
         related party, as restated        700,918         315,803
                                        ----------     -----------
           Total current liabilities     1,635,706         859,944

  Salary and benefits payable,
   net of current portion, as restated           -         489,325
                                        ----------     -----------
            Total liabilities            1,635,706       1,349,269

  Shareholders' deficit

     Common stock, no par value,
       100,000,000 shares authorized
       2,387,907 and 2,327,359 shares
       issued and outstanding at
       June 30, 2001 and 2000,
       respectively, as restated        14,038,977      14,012,942
       Accumulated deficit, as
         restated                      (15,621,389)    (15,261,974)
                                       ------------    ------------
     Total shareholders' deficit        (1,582,412)     (1,249,032)
                                       ------------    ------------
  Commitments and contingencies
   Total liabilities
     and shareholders' deficit             $53,294        $100,237
                                       ===========     ===========

  See accompanying notes to financial statements

                       VEREX LABORATORIES, INC.
                       STATEMENTS OF OPERATIONS
                 Years Ended June 30, 2001 and 2000

                                                  2001            2000
                                                 ------          ------
  Revenues

       Sales                                  $       -                $70
        Special projects                              -             31,476
                                              ---------        -----------
            Total operating revenues                  -             31,546

  Expenses
       Selling, general and
         administrative expenses, as restated   265,578            663,109
       Research and development                  11,039             17,042
                                              ---------         ----------
            Total operating expenses            276,617            680,151
                                              ----------        -----------
            Loss from operations               (276,617)          (648,605)
                                              ----------        -----------
  Other income(expense)
       Other income                              43,743             39,451
       Interest income                                -                  4
       Interest expense, as restated           (126,541)           (29,592)
                                              ----------        -----------
            Total other income
               (expense), net                   (82,798)             9,863
                                              ----------        -----------

  Loss before income taxes                     (359,415)          (638,742)

  Income taxes                                        -                  -
                                              ----------         ----------
                   Net loss                   $(359,415)         $(638,742)
                                              ==========         ==========
  Net loss per common share
    basic and diluted                            $(0.14)            $(0.25)

  Weighted average shares
    outstanding basic and diluted,
    as restated                               2,540,987          2,513,118


  See accompanying financial statements

                          VEREX LABORATORIES, INC.
                   STATEMENTS OF SHAREHOLDERS' DEFICIT
                   Years Ended June 30, 2001 and 2000

                                                                    Total
                                   Common        Accumulated     shareholders'
                                   stock           deficit          deficit
                                  -------        -----------     ------------
  Balances at June 30, 1999,
    as restated                 $12,695,786     $(14,623,232)    $(1,927,446)

       Net loss                           -         (638,742)       (638,742)
       Accrued compensation
         converted to equity      1,317,156                -       1,317,156
                                -----------     ------------     -----------
  Balances at June 30, 2000,
    as restated                  14,012,942      (15,261,974)     (1,249,032)
       Net loss                           -         (359,415)       (359,415)


       Issuance of common stock      26,035                -          26,035
                                -----------     -------------    ------------
  Balances at June 30, 2001     $14,038,977     $(15,621,389)    $(1,582,412)
                                ===========     =============    ============

  See accompanying financial statements

                       VEREX LABORATORIES, INC.
                       STATEMENTS OF CASH FLOWS
                Years Ended June 30, 2001 and 2000

                                                    2001           2000
                                                   ------         ------
  Cash flows from operating activities:

    Net loss                                      $(359,415)    $(638,742)
    Adjustments to reconcile net loss to
      net cash used by operating activities:
      Depreciation and amortization                   3,594         6,648
  Changes in operating assets and liabilities:
       Note receivable                                    -        (6,000)
       Other receivable                                (555)            -
       Prepaid expenses                              14,692       (11,633)
       Accounts payable                             (20,170)       62,278
       Accrued expenses                              95,339         3,528
       Note payable, in default, related party        5,115         5,051
       Salary and benefits payable                 (147,812)      306,841
                                                  ----------   -----------
   Net cash used by operating activities           (409,212)     (272,029)

  Cash flows used by investing activities:
    Acquisition of property and equipment                 -        (2,325)
    Investment in intangibles                        (4,546)       (3,050)
                                                  ----------   -----------
    Net cash used by investing activities            (4,546)       (5,375)

  Cash flows from financing activities -
    Proceeds from issuance of notes payable          380,000      280,000
                                                  ----------   ----------
           Net cash provided by
              financing activities                   380,000      280,000

              Net increase (decrease) in cash        (33,758)       2,596
  Cash at beginning of year                           33,967       31,371
                                                   ----------  ----------
                 Cash at end of year                    $209      $33,967
                                                   ==========  ==========
  SUPPLEMENTAL CASH FLOW DISCLOSURES:

       Cash paid for interest                        $32,877   $   21,828

       Non-cash financing activity -
         Deferred compensation converted
          to paid in capital                        $      -   $1,317,156
         Exchange of payable to common stock        $ 26,035   $        -




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

  (f) Research and Development Costs
  ----------------------------------
  The Company expenses research and product development costs as incurred.

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
                                               ===========       ==========

  (3) Notes, Salary and Benefits Payable
  --------------------------------------
  Notes, salary and benefits payable as of June 30, consist of the following:
                                                      2001        2000
                                                   ----------  ----------
  Salaries and vacation owed to the prior
  President and Officer/Director for past
  services with an interest rate of 7%,

  Principal payments in monthly installments
  of $15,000 for twenty-four months with
  the remaining balance and interest due on
  February 1, 2002.                                 $ 521,513   $669,325

  Notes payable to PRP currently in default           615,000    280,000

  Unsecured notes payable to PRP with an
  interest rate of 15.40%, interest paid
  at maturity with principal balances of
  $30,000 due August 3, 2001 and $15,000
  due August 29, 2001.                                 45,000         -

  A series of 90 day notes payable to the
  former president of the Company currently
  in default; non interest bearing and
  maturing from July 1997 to June 2001 with
  a default rate of interest of 18%; the
  notes are not collateralized and
  include interest accrued at default rate            40,918      35,803
                                                  -----------   ---------
                                                   1,222,431     985,128
               Less current portion               (1,222,431)   (495,803)
                                                  -----------   ---------
                                                  $        -    $489,325
                                                  ===========   =========

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

                             F-10
  amount forgiven is reflected in common stock as additional paid-in-capital during the year ended June 30, 2000.

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

                                                        2001          2000
                                                     -----------   ---------
  Net income (loss)                                  $ (359,415)   (638,742)

  Common and common equivalent shares outstanding:
    Historical common shares outstanding at
    beginning of year                                 2,327,359   2,327,359

  Weighted average contractually obligated shares *     175,640     185,759

  Weighted average common equivalent shares
    issued during year                                   37,988      - 0 -

   Weighted average common shares - basic             2,540,987   2,513,118

   Weighted average common equivalent shares issued
          during the year                              - 0 -         - 0 -

   Weighted average common shares - diluted          2,540,987    2,513,118
                                                    -----------   ----------
   Net loss per basic share                         $     (.14)        (.25)

   Net loss per diluted share                             (.14)        (.25)

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

  On March 31, 2000 the stock option plan was terminated. There were no options granted or exercised prior to the termination

  (6) Income Taxes
  ----------------
  Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following:

                                                         June 30,
                                                   2001           2000
                                                ---------       --------
Computed expected tax expense (benefit):      $( 122,201)      (217,172)
   Reduction (increase) in income taxes
     resulting from:
   State and local taxes, net of federal
     benefit                                     (11,268)       (20,025)
    Benefit reduction caused by
     NOL expiration                              285,367        740,298
    Non-Deductible Expenses                          655             22
    Other, net                                    12,388         25,375
Change in valuation allowance                   (164,941)      (528,498)
                                              -----------      ---------
Income tax (expense) benefit                  $        -       $      -
                                              ===========      =========


  At June 30, 2001, the Company has a net operating loss carryforward for income tax purposes of approximately $8,450,000 expiring during the period from 2002 to 2021. Research and experimental tax credit
  carryforwards approximate   $24,000.   The future utilization of the
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

  On March 31, 2000 the Company and one of its Officer/Director agreed to a new employment contract for five years. The employee was paid a base salary of $80,000 per year. On March 19, 2001, the Company transferred its future rights to the employment of this employee, consistent with his employment contract with the Company, to PRP. PRP assumed none of the prior obligation of the Company for the employee other than those stated in the purchase agreement date March 31, 2000 described herein. The prior Officer/Director had a balance of accrued salaries of $253,333. The Company agreed to pay $5,854 for 24 months with a balloon payment of $112,845 plus any accrued interest on February 1, 2002. If during the twenty-four months the Company is able to commercialize any of its products, 19.51% of the net profit would be used to accelerate the payment of the accrued salary. The accelerated payments will be made to the balloon balance first, and then applied to the remaining monthly installments.

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

  Vehicle
  -------
  The future minimum annual lease payments through expiration of the office lease are as follows:

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

  On March 31, 2000 the Company amended its royalty agreement with Birklea. In accordance with the terms of the amended agreement the Company will pay Birklea 7.5% of licensing royalty or on gross profit received by the Company on sales or licensing from the Aztec product and 3% of license royalty or on gross profit received by the Company on sales or licensing of other technologies. Royalty payments are not to exceed approximately $2.3 million dollars. The Company has incurred and paid nothing on this royalty agreement for the years ended June 30, 2001 and 2000, respectively.

(9)  Restatement
     -----------
The Company has restated its June 30, 2000 and June 30, 1999 financial statements to properly reflect certain information discovered in the current financial audit. Below is a summary of the transactions that caused restatement followed by a table of quarterly balance sheet and statements of operations comparing the financial information as originally reported in the 10-Q and as restated.

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

Below is a table showing the balance sheets and statement of operations for the previous quarters showing a comparison of the balances as originally filed against the balances as restated. In addition to adjustments for the transactions explained above there were also some reclassifications of accounts to provide a more consistent presentation.

                       VEREX LABORATORIES, INC.
                             BALANCE SHEETS

                    As Reported    As Restated     As Reported    As Restated
                  Period Ending   Period Ending   Period Ending  Period Ending
                  Sept. 30, 1999  Sept. 30, 1999  Dec. 31, 1999  Dec. 31, 1999
                  --------------  --------------  -------------  -------------
Assets
 Current assets:
  Cash and cash
    equivalents            3,080           3,080         13,332        13,332
  Note receivable         19,800          19,800         22,300        22,300
  Other receivables            -               -              -             -
  Prepaid expenses         7,659           7,659          7,367         7,367
                   -------------- -------------- -------------- --------------
                          30,539          30,539         42,999        42,999
 Property and equipment, at cost
   Furniture and
     equipment           494,548         494,548        496,874       496,874
   Leasehold
     improvements          1,317           1,317          1,317         1,317
                  --------------  --------------  -------------  ------------
                         495,866         495,866        498,191       498,191

  Less accumulated
    depreciation        (489,938)       (489,938)     (491,146)      (491,146)
    and amortization
                    -------------- -------------- -------------- --------------
     Property and
       equipment
       - net               5,928           5,928          7,045         7,045
 Other assets:
   Patents and
    trademarks,
    net of
    accumulated
    amortization
    of                   127,926          15,399        138,734        14,982

                    -------------- -------------- -------------- --------------
           Total         164,393          51,865        188,778        65,026
                    ============== ============== ============== ==============
Liabilities and Stockholders' Equity
Current Liabilities
   Accounts Payable           291,090      272,055      312,082       295,118
   Accrued Expenses                         16,885                     10,010
   Accrued salary and
     benifits payable         764,970      764,970      773,434       773,434
   Accrued royalties           32,500       32,500       32,500        32,500
   Notes payable                    -            -       30,000        30,000
   Notes payable -
     related parties           24,938       32,011       24,938        33,271
                         ------------   ----------    ---------     ---------
Total current liabilities   1,113,498    1,118,420    1,172,955     1,174,333

 Long-term debt
  Accrued salary and
    benefits payable,
    net of current
    portion                 1,098,362     1,098,362    1,273,822    1,274,822
                         ------------   -----------   ----------    ---------
     Total Liabilities      2,211,860     2,216,782    2,446,777    2,449,155


 Stockholders' deficit
 Common Stock, no par
   value, 100,000,000
   shares authorized
   shares issued and
   outstanding             12,695,786    12,695,786   12,695,786   12,695,786
 Accumulated deficit      (14,743,253)  (14,860,703) (14,953,785) (15,079,914)
                          ------------  ------------ ------------ ------------
                           (2,047,467)   (2,164,917)  (2,257,999)  (2,384,129)
                          ------------  ------------  -----------  -----------
                Total         164,393        51,865      188,778       65,026
                          ============  ============  ===========  ===========


                        VEREX LABORATORIES, INC.
                         STATEMENT OF OPERATIONS

                      As Reported    As Restated     As Reported    As Restated
                  Period Ending   Period Ending   Period Ending  Period Ending
                  Sept. 30, 1999  Sept. 30, 1999  Dec. 31, 1999  Dec. 31, 1999
                  --------------  --------------  -------------  -------------
Revenues
   Sales
   Special projects        2,333          2,333        16,898          16,898
                       ----------   ------------   -----------    -----------
Total Operating Income     2,333          2,333        16,898          16,898


 Expenses
   Selling, general
    and administrative
    expenses             171,705        233,227       396,584         469,503
   Research and
    development                           9,651                        18,219
                       ----------   ------------   ------------   -----------
Total operating
  expenses               171,705        242,878       396,584         487,721
                       ----------   ------------   ------------   -----------
Loss from operations    (169,373)      (240,546)     (379,686)      (470,824)
                       ----------   ------------   ------------   ------------

 Other income (expense)                                    71
   Sub-lease and
     other income                         5,010                       18,415
   Interest income                            1                            2
   Interest Expense            -         (1,938)         (287)        (4,163)
                       -----------  ------------   -----------    -----------
Total other income
  (expense), net               -          3,072          (287)        14,254
                       -----------  ------------   ------------   -----------

 Loss before income
  taxes                 (169,372)      (237,473)     (379,902)      (456,570)
                       ----------   ------------   -----------    -----------
 Net Income (loss)      (169,372)      (237,473)     (379,902)      (456,570)
                       ==========   ============   ===========    ===========

 Net income (loss)
   per common share        (0.07)         (0.10)        (0.16)         (0.18)

 Weighted average
   shares outstanding  2,327,359      2,480,439     2,327,359      2,485,821










                      VEREX LABORATORIES, INC.
                           BALANCE SHEETS

                   As Reported    As Restated     As Reported    As Restated
                  Period Ending  Period Ending   Period Ending  Period Ending
                 March 31, 2000  March 31, 2000  June 30, 2000  June 30, 2000
                 --------------  --------------  -------------  -------------
Assets
 Current assets:
   Cash and cash
     equivalents       (21,790)       (21,790)         33,967         33,967
   Note receivable      25,300         25,300          25,300         25,300
   Other receivables         -              -               -              -
   Prepaid expenses      7,367          7,367          19,292         19,292
                    -----------   ------------     ----------     ----------
                        10,877         10,877          78,559         78,559

 Property and
  equipment, at cost
   Furniture and
     equipment         496,874        496,874         496,874        496,874
   Leasehold
     improvements        1,317          1,317           1,317          1,317
                    -----------   -----------      ----------     ----------
                       498,191        498,191         498,191        498,191

  Less accumulated
    depreciation      (492,353)      (492,354)       (493,561)      (493,561)
    and amortization
                    -----------   ------------     -----------    -----------
  Property and
   equipment - net       5,838          5,837           4,630          4,630
 Other assets:
  Patents and
   trademarks,
   net of
   accumulated
   amortization of     129,863         14,490         113,973         17,048
                    ----------    -----------       ---------     ----------
 Total                 146,578         31,204         197,163        100,237
                    ==========    ===========       =========     ==========
Liabilities and Stockholders' Equity
Current Liabilities
   Accounts Payable    375,200        345,219         321,633        313,020
   Accrued Expenses                    24,701          14,173         18,621
   Accrued salary and
     benifits payable  180,000        180,000         180,000        180,000
   Accrued royalties    32,500         32,500          32,500         32,500
   Notes payable        80,280         80,000         280,000        280,000
   Notes payable -
    related parties     24,938         34,531          24,938         35,803
                    ----------    -----------    ------------     ----------
Total current
  liabilities          692,917        696,950         853,244        859,944

 Long-term debt
  Accrued salary
   and benefits
   payable, net of
   current portion     429,593        511,527         407,391        489,325
                    ----------    -----------    ------------     ----------
  Total Liabilities  1,122,510      1,208,477       1,260,635      1,349,269


 Stockholders'
   deficit
 Common Stock,
  no par value,
  100,000,000 shares
  authorized shares
  issued and
  outstanding       13,725,411     14,012,942      13,725,412     14,012,942
 Accumulated
  deficit          (14,701,343)   (15,190,215)    (14,788,885)   (15,261,974)
                   ------------   ------------    ------------   ------------
                      (975,932)    (1,177,273)     (1,063,473)    (1,249,032)
                   ------------   ------------    ------------   ------------
 Total                 146,578         31,204         197,163        100,237
                   ============   ============    ============   ============


                         VEREX LABORATORIES, INC.
                         STATEMENTS OF OPERATIONS

                   As Reported    As Restated     As Reported    As Restated
                  Period Ending  Period Ending   Period Ending  Period Ending
                 March 31, 2000  March 31, 2000  June 30, 2000  June 30, 2000
                 --------------  --------------  -------------  -------------
Revenues
   Sales                                                  70              70
   Special projects     30,990         30,990         31,476          31,476
                    ----------    -----------     ----------      ----------
Total Operating
  Income                30,990         30,990         31,546          31,546

Expenses
 Selling, general
 and administrative
 expenses              152,496        591,545        207,683         663,109
   Research and
    development                        26,296         17,042          17,042
                    ----------    -----------     ----------     -----------
Total operating
 expenses              152,496        617,841        224,725         680,151
                    -----------   ------------    -----------    ------------
Loss from operations  (121,506)      (586,852)      (193,179)       (648,605)
                    -----------   ------------    -----------    ------------

Other income
  (expense)
Sub-lease and other
  income                    73         31,821              -          39,451
   Interest income                          3              4               4
   Interest Expense     (6,028)       (11,842)       (21,828)        (29,592)
                    -----------    -----------    -----------    ------------
Total other income
  (expense), net        (5,995)        19,982        (21,824)          9,863
                    -----------    -----------    -----------    ------------
 Loss before income
   taxes              (127,461)      (566,870)      (215,003)       (638,742)
                    -----------    -----------    -----------    ------------
 Net Income (loss)    (127,461)      (566,870)      (215,003)       (638,742)
                    ===========    ===========    ===========    ============



 Net income (loss)
  per common share       (0.05)         (0.23)        (0.09)           (0.25)

 Weighted average
  shares
  outstanding        2,327,359      2,503,985     2,327,359        2,513,118





                        VEREX LABORATORIES, INC.
                             BALANCE SHEETS

                    As Reported    As Restated    As Reported    As Restated
                   Period Ending  Period Ending  Period Ending  Period Ending
                   Sept. 30, 2000 Sept. 30, 2000 Dec. 31, 2000  Dec. 31, 2000
                   -------------- -------------- -------------  -------------
Assets
 Current assets:
  Cash and cash
   equivalents              4,402          4,402         51,985        51,985
  Note receivable          25,300         25,300         25,300        25,300
  Other receivables             -              -                            -
   Prepaid expenses         6,826          6,826          6,826         6,826
                     ------------   ------------   ------------   -----------
                           36,528         36,528         84,111        84,111

 Property and
  equipment, at cost
   Furniture and
    equipment             496,874        496,874        496,874       496,874
   Leasehold
     improvements           1,317          1,317          1,317         1,317
                     ------------   ------------   ------------   -----------
                          498,191        498,191        498,191       498,191

  Less accumulated
   depreciation         (493,947)      (493,947)       (494,334)     (494,334)
    and amortization
                     ------------   ------------   -------------  ------------
Property and
  equipment - net          4,244          4,244           3,857         3,857
 Other assets:
 Patents and
  trademarks, net of
  accumulated
  amortization of        106,992         16,556         100,011        16,064
                     -----------    -----------    ------------   -----------
 Total                   147,764         57,328         187,979       104,031
                     ===========    ===========    ============   ===========
Liabilities and Stockholders' Equity
Current Liabilities
   Accounts Payable        348,939        313,790        279,903      234,573
   Accrued Expenses                        24,200                      43,184
   Accrued salary
    and benifits
    payable                180,000        180,000        180,000      180,000
   Accrued royalties        32,500         32,500         32,500       32,500
   Notes payable           360,000        360,000        558,399      540,000
   Notes payable -
    related parties         24,938         37,082         24,938       38,362
                      ------------   ------------   ------------   ----------
Total current
  liabilities              946,377        947,571      1,072,740    1,068,618

Long-term debt
 Accrued salary
 and benefits
 payable, net of
 current portion           369,778        451,712        332,404      414,338
                      ------------   ------------   ------------   ----------
  Total Liabilities      1,316,155      1,399,283      1,405,144    1,482,956


Stockholders' deficit
 Common Stock, no par
  value, 100,000,000
  shares authorized
  shares issued and
  outstanding           13,725,412     14,012,942     13,755,685   14,038,977
 Accumulated deficit   (14,893,803)   (15,354,897)   (14,972,850) (15,417,902)
                      -------------  -------------  ------------- ------------
                        (1,168,391)    (1,341,956)    (1,217,165)  (1,378,925)
                      -------------  -------------  ------------- ------------
 Total                     147,764         57,328        187,979      104,031
                      =============  =============  ============= ============

                        VEREX LABORATORIES, INC.
                        STATEMENT OF OPERATIONS

                      As Reported   As Restated    As Reported    As Restated
                    Period Ending  Period Ending  Period Ending  Period Ending
                   Sept. 30, 2000 Sept. 30, 2000 Dec. 31, 2000  Dec. 31, 2000
                   -------------- -------------- -------------  -------------
Revenues
   Sales
   Special
    projects                                  -                             -
                    ------------   ------------   ------------   ------------
Total Operating
  Income                       -              -              -              -

Expenses
 Selling, general
  and admini-
  strative expenses            -         75,382        106,782        133,466
 Research and
  development             90,914          1,540         44,897          3,933
                    ------------   ------------   ------------   ------------
Total operating
  expenses                90,914         76,921        151,840        137,399
                    -------------  -------------  -------------  -------------
Loss from
  operations             (90,914)       (76,921)      (151,840)      (137,399)
                    -------------  -------------  -------------  -------------
 Other income
  (expense)
Sub-lease and other
  income                   7,630          7,630         15,336         33,133
   Interest income                            -                             -
   Interest Expense      (21,634)       (23,635)       (47,663)       (51,665)
                    -------------   ------------   ------------  -------------
Total other income
  (expense), net         (14,004)       (16,005)       (32,127)       (18,532)
                    -------------   ------------   ------------  -------------
 Loss before income
   taxes                (104,918)       (92,926)      (183,967)      (155,931)
                    -------------   ------------   ------------  -------------
 Net Income (loss)      (104,918)       (92,926)      (183,967)      (155,931)
                    =============   ============   ============  =============



Net income (loss)
 per common share          (0.05)         (0.04)         (0.08)         (0.06)

 Weighted average
  shares outstanding   2,327,359      2,540,987      2,387,907      2,540,987












                       VEREX LABORATORIES, INC.
                            BALANCE SHEETS

                                      As Reported    As Restated
                                     Period Ending  Period Ending
                                     March 31, 2001 March 31, 2001
                                     -------------- --------------
Assets
 Current assets:
   Cash and cash equivalents                  1,906          1,906
   Note receivable                           25,300         25,300
   Other receivables                              -              -
   Prepaid expenses                           6,826          6,826
                                      -------------- --------------
                                             34,032         34,032

 Property and equipment, at cost
   Furniture and equipment                  496,874        496,874
   Leasehold improvements                     1,317          1,317
                                     -------------- --------------
                                            498,191        498,191

  Less accumulated depreciation            (494,721)      (494,721)
    and amortization
                                     -------------- --------------
     Property and equipment - net             3,470          3,470
 Other assets:
   Patents and trademarks, net of
     accumulated amortization of             93,030         15,572
                                     -------------- --------------
 Total                                      130,532         53,074
                                     ============== ==============

Liabilities and Stockholders' Equity
Current Liabilities
   Accounts Payable                         288,298        256,167
   Accrued Expenses                                         36,144
   Accrued salary and benifits payable      180,000        556,081
   Accrued royalties                         32,500         32,500
   Notes payable                            635,836        615,000
   Notes payable - related parties           24,938         39,642
                                     -------------- --------------
       Total current liabilities          1,161,572      1,535,535

Long-term debt
 Accrued salary and benefits payable,
    net of current portion                  294,147
                                     -------------- --------------
       Total Liabilities                  1,455,719      1,535,535


 Stockholders' deficit
 Common Stock, no par value,
   100,000,000 shares authorized
  shares issued and outstanding           13,755,685     14,038,977
 Accumulated deficit                     (15,080,872)   (15,521,438)
                                       -------------- --------------
                                          (1,325,187)    (1,482,461)
                                       -------------- --------------
 Total                                       130,532         53,074
                                       ============== ==============



                        VEREX LABORATORIES, INC.
                        STATEMENTS OF OPERATIONS

                                           As Reported    As Restated
                                          Period Ending  Period Ending
                                         March 31, 2001 March 31, 2001
                                         -------------- --------------
Revenues
   Sales
   Special projects                                                  -
                                         -------------- --------------
         Total Operating Income                       -              -


 Expenses
   Selling, general and administrative
      expenses                                  169,157        210,681
   Research and development                      70,951          8,498
                                         -------------- --------------
             Total operating expenses           240,108        219,179
                                         -------------- --------------
      Loss from operations                     (240,108)      (219,179)
                                         -------------- --------------

 Other income (expense)
   Sub-lease and other income                    23,381         40,978
   Interest income                                                   -
   Interest Expense                            (75,263)       (81,266)

                                         -------------- --------------
Total other income (expense), net              (52,882)       (40,288)
                                         -------------- --------------

 Loss before income taxes                     (291,990)      (259,467)
                                         -------------- --------------
 Net Income (loss)                            (291,990)      (259,467)
                                         ============== ==============



 Net income (loss) per common share              (0.12)         (0.10)

 Weighted average shares outstanding          2,387,907      2,540,987



    (10)    Subsequent Events

  Subsequent to June 30, 2001 the Company received a notice of claim from the State of Colorado Health Science Center directed to the Company relating to a debt of approximately $117,219 plus $5,780 of interest through August 23, 2001, allegedly owed by the Company from 1995. The Company maintained no record of this liability and the liability was not recorded as of June 30, 2001. Further, the Company is subject to many claims in the normal course of its business operations. The outcome of the $117,219 aforementioned claim and those in the normal course of its business cannot be accurately predicted.