Form 10-Q
period 2001-09-30
VEREX LABORATORIES INC/CO
filed 2002-05-23
CIK 716861

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13
          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2001
                                ---------------------
                                 OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13
          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number        0-11232
                          --------------
                         VEREX LABORATORIES, INC.
           ----------------------------------------------------
          (Exact name of Registrant as specified in its charter)

           Colorado                                     84-0850695
- -------------------------------                     ---------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

        PO BOX 885                    Fort Collins, Colorado   80522
  --------------------------------------------------------------------------
               (Address of principal executive offices)

                             303-779-4499
           --------------------------------------------------
          (Registrant's telephone number, including area code)

14 Inverness Drive East, D-100             Englewood, Colorado      80112
----------------------------------------------------------------------------
          (Former name, former address and former fiscal year,
                       if changed since last report.)

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

     The registrant had 2,387,907 shares of its no par value common stock outstanding as of September 30, 2001.

                      VEREX LABORATORIES, INC.
                          BALANCE SHEETS
                           (Unaudited)

                                        September 30, 2001     June 30, 2001
                                      ----------------------  ---------------
Assets
Current assets:
  Cash                                      $     1,538           $      209
  Notes receivable                               25,300               25,300
  Other receivable                                  555                  555

  Deposits and prepaid expenses                   4,600                4,600
                                         --------------         ------------
                                                 31,993               30,664
Property and equipment, at cost
  Furniture and equipment                       496,874              496,874
  Leasehold improvements                          1,317                1,317
                                         --------------         ------------
                                                498,191              498,191
Less accumulated depreciation                  (495,647)            (495,108)
   and amortization
                                         ---------------        -------------
Property and equipment - net                      2,544                3,083

Other assets:
  Patents and trademarks,
  net of accumulated amortization                18,947               19,547
                                         ---------------        -------------

Total                                     $      53,484           $   53,294
                                         ===============       =============
               Liabilities and Stockholders' Equity


Current liabilities:
  Accounts payable and other accruals     $     286,980           $  266,815
  Accrued expenses                              168,775              113,960
  Salary and benefits payable                   482,435              521,513
  Accrued royalties                              32,500               32,500
  Notes payable to related parties              747,759              700,918
                                          -------------          -----------
                                              1,718,449            1,635,706

Stockholders' deficit:
   Common Stock, no par value,
     100,000,000 shares
     authorized, 2,387,907 shares
     issued and outstanding                  14,038,978           14,038,978
     Accumulated deficit                    (15,703,943)         (15,621,389)
                                           -------------         ------------
                                             (1,664,965)          (1,582,412)
                                           -------------         ------------
Total                                      $     53,484           $   53,294
                                           =============         ============

See notes to unaudited financial statements

                        VEREX LABORATORIES, INC.
                        STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                     Three Months Ended
                                                ---------------------------
                                                        September 30,
                                                     -----------------
                                                 2001                2000
                                                ------              ------
Revenues:
                                           $           0        $         0
                                           -------------        -----------
            Total revenues                             0                  0
Expenses:
  General and administrative                      43,264             75,382
  Research and development                         1,322              1,540
                                            -------------       -----------
            Total Operating expenses              44,586             76,921

Other Income (expense)
  Sub-lease and Other income                       8,315              7,630
  Interest expense                               (46,288)           (23,635)
                                            -------------       ------------
            Total other income(expense)          (37,973)           (16,005)


Net loss                                         (82,559)           (92,926)
                                            =============       ============
Net loss per common share - basic
 and diluted                                 $     (0.03)       $     (0.04)
                                             ============       ============
Weighted average shares outstanding - basic
 and diluted                                   2,540,987          2,540,987

See notes to unaudited financial statements

                       VEREX LABORATORIES, INC.
                       STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                    Three Months Ended
                                                       September 30,
                                                    -------------------
                                                 2001               2000
                                                ------             ------
Cash flows from operating activities:
  Net loss                                    $ (82,559)        $  (92,926)
  Adjustments to reconcile net loss to net
   cash used by operating activities
   Depreciation                                     541                396
   Amortization                                     604                481
   Changes in assets and liabilities
    Prepaid expenses                                  0             12,466
    Accounts payable and other accruals          20,165                770
    Accrued expenses                             54,815              5,579
    Accrued salary and benefits payable         (39,078)
(37,613)
    Accrued royalties                                 0                  0
                                              -----------        ----------
Net cash used by operating activities           (45,512)          (110,845)

Cash flows from financing activities:
  Proceeds from notes payable to
    related party                                46,841             81,280
                                             ------------        ---------
Net cash provided by financing activities        46,841             81,280

Net increase in cash                              1,329            (29,565)
Cash at beginning of period                         209             33,967

Cash at end of period                         $   1,538          $   4,402
                                              =========          =========
Supplemental disclosure of cash
  flow information:
    Interest paid                             $       0          $  21,634

See notes to unaudited financial statements

                        VEREX LABORATORIES, INC.
                     Notes to Financial Statements
                              (Unaudited)

1.   Financial Statements
-------------------------
These unaudited financial statements should be read in conjunction with the Company's financial statements as of June 30, 2001, included in the Annual Report on Form 10-K. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the financial position and results of operations, and cash flows for the periods presented.
The results of operations for the three-month period ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

2.   Commitments
----------------
Office Lease:
- -------------
The Company leases office and research facilities at 14 Inverness Drive East, Building D, Suite 100, Englewood, Colorado, consisting of 6,486 square feet of space at $4,594 per month pursuant to a lease through March 31, 2002. The Company sublets a portion of the premises at $2,700 per month to another unaffiliated company.

3.   Net Loss Per Common Share
------------------------------
Net loss per common share for the three-month periods ended September
30, 2001 and 2000 has been computed on the basis of the weighted number of common shares outstanding and committed for issue of 2,540,987. The Company currently has committments to issue 153,080 shares for past services. As of December 31, 2001 the Company has not issued such shares. No shares were issued or retired during the three month periods ended September 30, 2001 or 2000.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
----------------------------------------------------------
     Operations
     ----------
     The first three months of fiscal year 2001 ending September 30, 2001 resulted in no revenue from operations which is consistant with no revenue for the corresponding fiscal 2000 period. General and administrative expenses were down $32,118 due to decreases in employment related expenses with the reduction of employees, and a decrease in attorney and accounting expenses paid in the three months ending September 30, 2000 which were necessary to bring the Company current with its financial reporting requirements. Research and development expenses were down slighty from the prior period. Net non-operating expenses increased by $21,968 as the result of increased interest expense caused by increased debt outstanding.

     Financial Position
     ------------------
     The Company went from a stockholders' deficit of $1,582,412 to a stockholders' deficit of $1,664,965 as a result of loss for the three months of $82,559.

     Liquidity and Capital Resources
     -------------------------------
     Other than facilities rent, there are no commitments. The
     Company is currently evaluating the pursuit of additional licensing and contract formulation arrangements, however there is no assurance such will be obtained.

     There are no planned expenditures outside the operating costs of the Company which will cause the Company to make any extraordinary plans for handling any cash requirements within the foreseeable future.

     On March 22, 2000, the Company arranged a credit facility with PR Pharmaceuticals, Inc. (PRP) to borrow up to $1,000,000 to help fund approximately $704,000 of the Company's deferred employee compensation, and other working capital. All advances under this arrangement are secured by all of the Company's assets. The Company could request advances under this line of credit from time to time as long as it was in compliance with the "Conditions of
     Lending" under the Master Loan Agreement. Generally, PRP would make advances pursuant to the"Conditions of Lending" as long as the Company was complying with the material terms of the Master Loan Agreement and there were no material adverse changes in its financial condition. Interest is accrued quarterly at an interest rate of 15.78% with all outstanding principal and accrued interest due
     on March 22, 2001.   As of September 30, 2001 the Company has borrowed
     $615,000 on the line of credit and is in default. Accrued interest for the period from January 1, 2001 to March 22, 2001 has not been paid and interest is now accruing at the default rate of 19.78%. As of September 30, 2001 the Company has accrued a total of $89,749 in interest that remains unpaid.

     As of September 30, 2001 the Company has borrowed an additional $90,000 with a Series of 90 day unsecured notes payable to PRP with an interest rate of 15.40% and interest due at maturity. At September 30, 2001, $45,000 of these unsecured notes payable to PRP are in default.


     On April 12, 2000 the company entered in an agreement with PRP whereby it is to provide administrative services to the Company for a fee not to exceed $5,000 per month.

     The Company has insufficient cash or other available resources to pay its expenses or liabilities. As shown in the accompanying financial statements, the Company has a working capital deficit of $1,686,456 as of September 30, 2001, and has a shareholders' deficit of $1,703,903, which factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the outcome of this uncertainty.

ITEM 3.  LEGAL PROCEEDINGS AND OTHER SUBSEQUENT EVENTS
         ---------------------------------------------

     Subsequent to June 30, 2001 the Company received a notice of claim from the State of Colorado Health Science Center directed to the Company relating to a debt of approximately $117,219 plus $5,780 of interest through August 23, 2001, allegedly owed by the Company from 1995. The Company maintained no record of this liability and the liability was not recorded as of September 30, 2001. Further, the Company is subject to claims in the normal course of its business operations. The outcome of the $117,219 aforementioned claim and those in the normal course of its business cannot be accurately predicted.

     On October 23, 2001, PR Pharmaceuticals, Inc., the majority shareholder of Verex Laboratories, Inc.("Verex") filed a complaint in the District Court for Larimer County, Colorado against Mr. James Petre and Dr. James Dunn, two of the Directors of Verex. The complaint alleges that Dr. Dunn and Mr. Petre fraudulently misrepresented material facts in order to induce PR Pharmaceuticals to purchase the shares of Verex Laboratories, Inc. from its then majority shareholders. Mr. Petre and Dr. Dunn were terminated as employees of PR Pharmaceuticals, Inc. on October 25, 2001. As of the date of this report,both Mr. Petre and Dr. Dunn continue as members of the board of directors of Verex Laboratories, Inc. In February 2002, Mr. James Petre and Dr. James Dunn filed a request for dismissal of the above complaint, and a counterclaim with the District Court for Arapahoe County, Colorado alleging misrepresentations by PR Pharmaceuticals, Inc.


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

*    Incorporated by reference to SEC File No. 2-82403-D filed
     September 30, 1983

     Exhibit 10.34
     Exhibit 10.35
     Exhibit 10.36
     Exhibit 10.37
     Exhibit 10.38

(b)  No reports on Form 8-K were filed during the quarter ended
     September 30, 2001.











                                  6
                           SIGNATURE PAGE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                         VEREX LABORATORIES, INC.


BY(Signature)                        /s/Patrick Bols
(Date)                               May  2002
(Name and Title)                     Patrick Bols
                                     President