Form 10-Q
period 2001-12-31
VEREX LABORATORIES INC/CO
filed 2002-05-23
CIK 716861

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 2001
                                ---------------------
                                 OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


Commission file number        0-11232
                          --------------
                         VEREX LABORATORIES, INC.
           ----------------------------------------------------
          (Exact name of Registrant as specified in its charter)

           Colorado                                     84-0850695
- -------------------------------                     ---------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

PO BOX 885                                 Fort Collins, Colorado   80522
- --------------------------------------------------------------------------
               (Address of principal executive offices)

                           303-799-4499
           --------------------------------------------------
          (Registrant's telephone number, including area code)


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

     The registrant had 2,387,907 shares of its no par value common stock outstanding as of December 31, 2001.

                      VEREX LABORATORIES, INC.
                          BALANCE SHEETS
                           (Unaudited)

                                         December 31, 2001     June 30, 2001
                                      ----------------------  ---------------
Assets
Current assets:
  Cash                                    $         483         $        209
  Notes receivable                               25,300               25,300
  Other receivable                                5,570                  555

  Deposits and prepaid expenses                   4,600                4,600
                                         --------------         ------------
                                                 35,953               30,664
Property and equipment, at cost
  Furniture and equipment                       496,874              496,874
  Leasehold improvements                          1,317                1,317
                                         --------------         ------------
                                                498,191              498,191
Less accumulated depreciation
   and amortization                            (496,107)            (495,108)
                                         ---------------        -------------
Property and equipment - net                      2,084                3,083

Other assets:
  Patents and trademarks,
  net of accumulated amortization                18,929               19,547
                                         ---------------        -------------

Total                                     $      56,966          $    53,294
                                         ===============        ============
               Liabilities and Stockholders' Equity


Current liabilities:
  Accounts payable and other accruals     $     323,615          $   266,815
  Accrued expenses                              146,430              113,960
  Salary and benefits payable                   488,220              521,513
  Accrued royalties                              32,500               32,500
  Notes payable to related parties              846,470              700,918
                                          -------------          -----------
                                              1,837,235            1,635,706


Stockholders' deficit:
   Common Stock, no par value,
     100,000,000 shares
     authorized, 2,387,907 shares
     issued and outstanding                  14,038,978           14,038,978
     Accumulated deficit                    (15,819,247)         (15,621,389)
                                           -------------         ------------
                                             (1,780,269)          (1,582,412)
                                           -------------         ------------
Total                                     $      56,966          $    53,294
                                           =============        ============

See notes to unaudited financial statements

                        VEREX LABORATORIES, INC.
                        STATEMENTS OF OPERATIONS
                              (Unaudited)

                            Three Months Ended          Six Months Ended
                             --------------------      ------------------
                                 December 31,             December 31,
                               ----------------         ---------------
                            2001           2000          2001         2000
                           ------         ------        ------       ------
Revenues:
                          $    0         $    0        $     0        $     0
                         --------       --------      ---------      ---------
 Total revenues                0              0              0              0

Expenses:
  General and
    administrative        71,857         58,084        115,121        133,466
  Research and
    development                0          2,393          1,322          1,933
                         --------       --------      ---------      --------
 Total operating
   expenses               71,857         60,477        116,443        137,399

Other Income (expense)
  Sub-lease and
   Other income            8,355         25,503         16,670         33,133
  Interest expense       (51,791)       (28,030)       (98,079)       (51,665)
                         --------       --------      ---------      ---------
   Total other
    income (expense)     (43,436)        (2,527)       (81,409)       (18,532)


Net loss                 (115,293)       (63,004)      (197,852)     (155,931)
                         =========       ========      =========     =========
Net loss per common
 share - basic and
 diluted                 $  (0.05)       $ (0.02)      $  (0.08)     $  (0.06)
                         =========       ========      =========     =========
Weighted average shares
 outstanding and condi-
 tionally outstanding -
 basic and dilute        2,540,987      2,540,987      2,540,987     2,540,987

See notes to unaudited financial statements

                       VEREX LABORATORIES, INC.
                       STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                    Six Months Ended
                                                       December 31,
                                                    -------------------
                                                 2001               2000

                                                ------             ------
Cash flows from operating activities:
  Net loss                                  $  (197,852)        $  (155,931)
  Adjustments to reconcile net loss to net
   cash used by operating activities
   Depreciation                                     999                 774
   Amortization                                   1,221                 984
   Changes in assets and liabilities
    Other receivable                             (5,015)
    Prepaid expenses                                  0              12,466
    Accounts payable and other accruals          56,800             (78,447)
    Accrued expenses                             32,470              24,563
    Salary and benefits payable                 (33,293)            (74,987)
    Accrued royalties                                 0                   0
                                             --------------      -------------
Net cash used by operating activities          (144,670)           (270,578)


Cash flows from investing activities:
  Legal cost for trademarks                        (600)                  0
                                             -------------       -------------
Net cash used for investing activities             (600)                  0


Cash flows from financing activities:
  Contributed capital - services                                     26,035
  Proceeds from notes payable to related
    party                                       145,544             262,561
                                             -------------       -------------
Net cash provided by financing activities       145,544             288,596

Net increase in cash                                274              18,018
Cash at beginning of period                         209              33,967
                                             -------------       -------------
Cash at end of period                         $     483          $   51,985
                                             =============       =============
Supplemental disclosure of cash
  flow information:
    Interest paid                             $       0          $   47,663

See notes to unaudited financial statements

                        VEREX LABORATORIES, INC.
                      Notes to Financial Statements
                              (Unaudited)

1.   Financial Statements
-------------------------
These unaudited financial statements should be read in conjunction with the Company's financial statements as of June 30, 2001, included in the Annual Report on Form 10-K. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the financial position and results of operations, and cashflows for the periods presented. The results of operations for the three-month period ended December 31, 2001, are not necessarily indicative of the results to be expected for the full year.

2.   Commitments
----------------
Office Lease:
- -------------
The Company leases office and research facilities at 14 Inverness Drive East, Building D, Suite 100, Englewood, Colorado, consisting of 6,486 square feet of space at $4,594 per month pursuant to a lease through March 31, 2002. The Company sublets a portion of the premises at $2,700 per month to another unaffiliated company. In October of 2001 the Company shut down operations at this facility when it ran out of funding for operations. At December 31, 2001 the company had been invoiced for $18,840 by the lessor which it has not paid. The Company that sublets a portion of the premises has also failed to pay rent to the Company. A receivable of $5,570 was outstanding at December 31, 2001 for the sublet portion of the premises.


3.   Net Loss Per Common Share
------------------------------
Net income (loss) per common share for the six-month periods ended December 31, 2001 and 2000 has been computed on the basis of the weighted number of common shares outstanding and committed for issue of 2,540,987. The Company has committments to issue 153,080 shares for past services. As of December 31, 2001 the company has not issued such shares. No shares were issued or retired during the three month periods ended December 31, 2001 or 2000.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
----------------------------------------------------------
     Operations
     ----------
     The first six months of fiscal year 2001 ending December 31, 2001 resulted in no revenue from operations which is consistant with no revenue for the corresponding fiscal 2000 period. General and administrative expenses were down $18,345 due to decreases in employment related expenses with the reduction of employees. Research and development expenses were down slighty from the prior year. During the last three months the Company has ceased all research and development activity. No funds have been available to support operating activities. Net non-operating expenses increased by $62,877 as the result of increased interest expense caused by increased debt to a related party outstanding.

     Financial Position
     ------------------
     The Company went from a stockholders' deficit of $1,582,412 to a deficit $1,780,269 as a result of loss for the six months of $197,857.

     Liquidity and Capital Resources
     -------------------------------
     Other than facilities rent, there are no commitments. The Company has shut down operations and is not actively pursuing additional licensing and contract formulation arrangements. The Company will evaluate any opportunities should they arise, taking account for its funding restrictions.

     There are no planned expenditures outside the administrative costs of the Company which will cause the Company to make any extraordinary plans for handling any cash requirements within the foreseeable future.

     On March 22, 2000, the Company arranged a credit facility with PR Pharmaceuticals, Inc. (PRP) to borrow up to $1,000,000 to help fund approximately $704,000 of the Company's deferred employee compensation, and other working capital. All advances under this arrangement were secured by all of the Company's assets. The Company could request advances under this line of credit from time to time as long as it was in compliance with the "Conditions of Lending' under the
     Master Loan Agreement. Generally, PRP would make advances pursuant to the "Conditions Of Lending" as long as the Company was complying with the material terms of the Master Loan Agreement and there were no material adverse changes in its financial condition. Interest is accrued quarterly at an interest rate of 15.78% with all outstandingprincipal
     and accrued interest due on March 22, 2001.   As of December 31, 2001
     the Company has borrowed $615,000 on the line of credit and is in default. Accrued interest for the period from January 1,2001 to March 22, 2001 has not been paid and interest is now accruing at the default rate of 19.78%. As of December 31, 2001 the Company has accrued a total of $125,177 in interest that remains unpaid.

     As of December 31, 2001 the Company has borrowed an additional $186,870 with a Series of 90 day unsecured notes payable to PRP with an interest rate of 15.40% and interest due at maturity. At December 31, 2001, $90,000 of these unsecured notes payable to PRP are in default.

     On April 12, 2000 the company entered in an agreement with PRP whereby it is to provide administrative services to the Company for a fee not to exceed $5,000 per month. The Company currently owes over $68,000 to PRP under this agreement.

     The Company has insufficient cash or other available resources to pay its expenses or liabilities. As shown in the accompanying financial statements, the Company has a working capital deficit of $1,801,282 as of December 31, 2001, and has a shareholders' deficit of $1,780,269, which factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the outcome of this uncertainty.

ITEM 3.  LEGAL PROCEEDINGS AND OTHER SUBSEQUENT EVENTS
         ---------------------------------------------

     Subsequent to June 30, 2001 the Company received a notice of claim from the State of Colorado Health Science Center directed to the Company relating to a debt of approximately $117,219 plus $5,780 of interest through August 23, 2001, allegedly owed by the Company from 1995. The Company maintained no record of this liability and the liability was not recorded as of December 31, 2001. Further, the Company is subject to claims in the normal course of its business operations. The outcome of the $117,219 aforementioned claim and those in the normal course of its business cannot be accurately predicted.

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

(b)  Reports on Form 8-K were filed during the quarter ended
     December 31, 2001.











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