Form 10-Q
period 2002-03-31
VEREX LABORATORIES INC/CO
filed 2002-05-23
CIK 716861

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2002
                                ---------------------
                                 OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


Commission file number        0-11232
                          --------------
                         VEREX LABORATORIES, INC.
           ----------------------------------------------------
          (Exact name of Registrant as specified in its charter)

           Colorado                                     84-0850695
---------------------------------                    ---------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

PO Box 885                           Fort Collins  Colorado   80522
--------------------------------------------------------------------------
               (Address of principal executive offices)

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

     The registrant had 2,387,907 shares of its no par value common stock outstanding as of March 31, 2002.

                      VEREX LABORATORIES, INC.
                          BALANCE SHEETS
                           (Unaudited)

                                         March  31, 2002        June 30, 2001
                                      ----------------------  ---------------
Assets
Current assets:
  Cash                                   $           60         $        209
  Notes receivable                               25,300               25,300
  Other receivable                               15,172                  555

  Prepaid expenses                                4,600                4,600
                                         --------------         ------------
                                                 45,132               30,664
Property and equipment, at cost
  Furniture and equipment                       479,904              496,874
  Leasehold improvements                          1,317                1,317
                                         --------------         ------------
                                                481,221              498,191
Less accumulated depreciation
   and amortization                            (481,221)            (495,108)
                                         ---------------        -------------
Property and equipment - net                          0                3,083

Other assets:
  Patents and trademarks,
  net of accumulated amortization                18,312               19,547
                                         ---------------        -------------

Total                                     $      63,444         $     53,294
                                         ===============        =============
               Liabilities and Stockholders' Equity


Current liabilities:
  Accounts payable and other accruals     $     362,372         $    266,815
  Accrued expenses                              191,348              113,960
  Salary and benefits payable                   494,877              521,513
  Accrued royalties                              32,500               32,500
  Notes payable to related parties              854,852              700,918
                                          -------------          -----------
                                              1,935,949            1,635,706


Stockholders' deficit:
   Common Stock, no par value,
     100,000,000 shares
     authorized, 2,387,907 shares
     issued and outstanding                  14,038,978           14,038,978
     Accumulated deficit                    (15,911,483)         (15,621,389)
                                           -------------         ------------
                                             (1,872,505)          (1,582,412)
                                           -------------         ------------
Total                                      $     63,444          $    53,294
                                           =============         ============

See notes to unaudited financial statements

                        VEREX LABORATORIES, INC.
                        STATEMENTS OF OPERATIONS
                              (Unaudited)

                            Three Months Ended           Nine Months Ended
                             --------------------        ------------------
                                 March 31,                  March 31,
                               ----------------           ---------------
                            2002           2001          2002         2001
                           ------         ------        ------       ------
Revenues:
                         $     0        $     0        $     0        $     0
                         --------       --------      ---------      ---------
 Total revenues                0              0              0              0

Expenses:
  General and
    administrative        51,032         77,215        166,153        210,681
  Research and
    development                0          4,565          1,322          8,498
                         --------       --------      ---------      ---------
 Total Operating
   expenses               51,032         81,780        167,475        219,179

Other Income (expense)
  Sub-lease and
   other income            9,602          7,845         26,272         40,978
  Gain on sale of equip-
   ment and trademark      5,866              0          5,866              0

  Interest expense       (56,683)       (29,601)      (154,762)       (81,266)
                         --------       --------      ---------      ---------
   Total other
    income (expense)     (41,215)       (21,756)      (122,624)       (40,288)


Net loss                 (92,247)      (103,536)      (290,099)      (259,467)
                        =========       ========      =========      =========
Net loss per common share -
 basic and diluted      $  (0.04)       $ (0.04)      $  (0.11)      $  (0.10)
                        =========       ========      =========      =========
Weighted average shares
 outstanding and condi-
 tionally outstanding -
 basic and diluted     2,540,987      2,540,987      2,540,987      2,540,987

See notes to unaudited financial statements

                       VEREX LABORATORIES, INC.
                       STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                    Nine Months Ended
                                                         March 31,
                                                    -------------------
                                                 2002               2001
                                                ------             ------
Cash flows from operating activities:
  Net loss                                   $ (290,099)         $ (259,467)
  Adjustments to reconcile net loss to net
   cash used by operating activities
   Depreciation                                     999               1,161
   Amortization                                   1,835               1,476
   Disposal of assets                            (3,110)                  0
   Changes in assets and liabilities
    Other receivables                           (14,617)                  0
    Prepaid expenses                                  0              12,466
    Accounts payable and other accruals          95,557             (56,853)
    Accrued expenses                             77,388              21,365
    Accrued salary and benefits payable         (26,636)           (113,244)
    Accrued royalties                                 0                   0
                                             --------------      -------------
Net cash used by operating activities          (158,683)           (393,096)


Cash flows from investing activities:
  Additions to patents and trademarks              (600)                  0
  Proceeds from sale of trademark                 5,000                   0
                                             -------------       -------------
Net cash provided by investing activities         4,400                   0


Cash flows from financing activities:
  Contributed capital - services                                     26,035
  Proceeds from notes payable                   153,934             335,000
                                             -------------       -------------
Net cash provided by financing activities       153,934             361,035

Net increase in cash                               (149)            (32,061)
Cash at beginning of period                         209              33,967
                                             -------------       -------------
Cash at end of period                        $       60           $   1,906
                                             =============       =============

Supplemental disclosure of cash
  flow information:
    Interest paid                            $        0           $  47,663

    Value of equipment exchanged for
     forgiveness of payable on account
     to a related party                      $    2,950           $       0

See notes to unaudited financial statements

                        VEREX LABORATORIES, INC.
                     Notes to Financial Statements
                              (Unaudited)

1.   Financial Statements
-------------------------
These unaudited financial statements should be read in conjunction with the Company's financial statements as of June 30, 2001, included in the Annual Report on Form 10-K. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the financial position and results of operations for the periods presented. The results of operations for the three-month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

2.   Commitments
----------------
Office Lease:
-------------
The Company leases office and research facilities at 14 Inverness Drive East, Building D, Suite 100, Englewood, Colorado, consisting of 6,486 square feet of space at $4,594 per month pursuant to a lease through March 31, 2002.
The Company sublet a portion of the premises at $2,700 per month to another unaffiliated company. In October of 2001 the Company shut down operations at this facility when it ran out of funding for operations. At March 31, 2002 the Company had been invoiced for $31,705 by the lessor which it has not paid. The Company that sublet a portion of the premises has also failed to pay rent to the Company. A receivable of $15,172 was outstanding at March 31, 2002 for the sublet portion of the premises. The Company includes $4,600 for a deposit on this facility as prepaid expense.


3.   Net Loss Per Common Share
------------------------------
Net loss per common share for the nine-month periods ended March
31, 2002 and 2001 has been computed on the basis of the weighted number of common shares outstanding and committed for issue of 2,540,987. The Company currently has committments to issue 153,080 shares for past services. As of March 31, 2001, the Company has not issued such shares.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
----------------------------------------------------------
     Operations
     ----------
     The first nine months of fiscal year 2002 ending March 31, 2002 resulted in no revenue from operations which is consistant with no revenue for the corresponding fiscal 2001 period. General and administrative expenses were down $44,528 due to decreases in employment related expenses with the reduction of employees.
     Research and development expenses were down sharply from the prior year. During the last six months the Company has ceased all Research and Development activity. No funds have been available to support operating activities. Net non-operating expenses increased by $82,336 as the result of increased interest expense caused by the increase in debt outstanding. This was offset by a $5,000 gain the Company recognized on the sale of one of its trademarks.

     Financial Position
     ------------------
     The Company went from a stockholders'deficit of $1,582,412 to a deficit $1,872,505 as a result of loss for the nine months of $290,099.

     Liquidity and Capital Resources
     -------------------------------
     The Company has no commitments. The Company has shut down operations and is not actively pusuing additional licensing and contract formulation arrangements. The Company will evaluate any opportunities should they arise, taking account for its funding restrictions.

     There are no planned expenditures outside the administrative costs of the Company which will cause the Company to make any extraordinary plans for handling any cash requirements within the foreseeable future.

     On March 22, 2000, the Company arranged a credit facility with PRP to borrow up to $1,000,000 to help fund approximately $704,000 of the Company's deferred employee compensation, and other working capital.
     All advances under this arrangement were secured by all of the Company's assets. The Company could request advances under this line of credit from time to time as long as it was in compliance with the "Conditions of Lending" under the Master Loan Agreement. Generally, PRP would make advances pursuant to the "Conditions Of Lending" as long as the
     Company was complying with the material terms of the Master Loan Agreement and there were no material adverse changes in its financial condition. Interest is accrued quarterly at an interest rate of 15.78% with all outstanding principal and accrued interest due on March 22,
     2001.   As of March 31, 2002 the Company has borrowed $615,000 on the line of credit and is in default. Accrued interest for the period from January 1, 2001 to March 22, 2001 has not been paid and interest is now accruing at the default rate of 19.78%. As of March 31, 2002 the Company has accrued a total of $162,386 in interest that remains unpaid.

     As of March 31, 2002 the Company has borrowed an additional $193,411 with a Series of 90 day unsecured notes payable to PR Pharmaceuticals with an interest rate of 15.40% and interest due at maturity. At March 31, 2002, $186,870 of these unsecured notes payable to PRP are in default. As of March 31, 2002 the Company has accrued a total of $19,023 in interest on these notes that remains unpaid.

     On April 12, 2000 the company entered in an agreement with PR whereby it is to provide administrative services to the Company for a fee not to exceed $5,000 per month. The Company currently owes over $80,000 to PR under this agreement.

     The Company has insufficient cash or other available resources to pay its expenses or liabilities. As shown in the accompanying financial statements, the Company has a working capital deficit of $1,890,817 as of March 31, 2002, and has a shareholders' deficit of $1,872,505, which factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the outcome of this uncertainty.

ITEM 3.  LEGAL PROCEEDINGS
         ------------------

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

(b)  No Reports on Form 8-K were filed during the quarter ended
     March 31, 2002.











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